Form 10-Q
period 1995-03-31
CRYSTAL OIL CO /LA/
filed 1995-05-15
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

 ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                           CRYSTAL OIL COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
 -------------------------------                    ------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
 ----------------------------------------              ---------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                       --------------

                                  NONE
 ----------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                     ---                             ----
Common Stock outstanding on May 10, 1995          2,609,792
                                          ----------------------

                           CRYSTAL OIL COMPANY

                                  INDEX

                                                                Page No.
                                                               ---------

                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    March 31, 1995 (Unaudited) and December 31, 1994                  3

  Consolidated Condensed Statements of Operations -
    Three Months Ended March 31, 1995 and 1994 (Unaudited)            4

  Consolidated Condensed Statements of Cash Flows -
    Three Months Ended March 31, 1995 and 1994 (Unaudited)            5

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                       7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11

                                Part II


Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                           17

                             CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)


                                                     March 31     December 31
                                    ASSETS             1995          1994
                                                    ----------     ----------
                                                    (Unaudited)       (1)

CURRENT ASSETS
  Cash and cash equivalents                          $   15,603    $   75,541
  Marketable securities                                  66,682             -
  Accounts receivable - net                               1,787         5,278
  Prepaid expenses and other current assets               1,214           376
                                                     ----------    -----------
    TOTAL CURRENT ASSETS                                 85,286        81,195

PROPERTY, PLANT AND EQUIPMENT - net                       3,083         3,982

OTHER ASSETS
  Restricted funds                                        1,890         6,563
  Others                                                    279           200
                                                     ----------    ----------
                                                          2,169         6,763
                                                     ----------    ----------

    TOTAL ASSETS                                     $   90,538    $   91,940
                                                     ----------    ----------
                                                     ----------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations           $       56    $       60
  Accounts payable and accrued expenses                   2,513         5,412
                                                     ----------    ----------
    TOTAL CURRENT LIABILITIES                             2,569         5,472

LONG-TERM OBLIGATIONS                                       169           181
                                                     ----------    ----------

    TOTAL LIABILITIES                                     2,738         5,653

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                    148           148
  Common stock                                               26            26
  Additional paid-in capital                             75,030        74,045
  Retained earnings - Since January 1, 1987              12,596        12,068
                                                     ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                           87,800        86,287
                                                     ----------    ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $   90,538    $   91,940
                                                     ----------    ----------
                                                     ----------    ----------

(1) The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.


                                  CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 ($ in Thousands Except Shares and Per Share Amounts)
                                      (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                       1995          1994
                                                    -----------   -----------
NET REVENUES
  Crude oil and natural gas                         $         -   $     7,361
  Gain on sale of property, plant and equipment             827            15
  Interest income                                         1,346           154
  Other income                                               18           146
                                                    -----------   -----------
                                                          2,191         7,676

COST AND EXPENSES
  Operating expense and taxes                               111         2,812
  General and administrative expense                      1,154         1,252
  Interest and debt expense                                   -           736
  Exploration cost                                            -         2,014
  Depreciation, depletion and impairment                     59         2,676
                                                    -----------   -----------
                                                          1,324         9,490
                                                    -----------   -----------

INCOME (LOSS) BEFORE PROVISION
  IN LIEU OF INCOME TAXES                                   867        (1,814)

PROVISION IN LIEU OF INCOME TAXES (BENEFIT)                 339          (712)
                                                    -----------   -----------

NET INCOME (LOSS)                                   $       528   $    (1,102)
                                                    -----------   -----------
                                                    -----------   -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                  2,676,247     2,529,614
                                                    -----------    ----------
                                                    -----------    ----------



NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                       $       .20   $      (.44)
                                                    -----------   -----------
                                                    -----------   -----------









     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                    Three Months Ended
                                                           March 31
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                $       528   $    (1,102)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Amortization of discount on notes and
        deferred financing cost                              -           477
      Net accretion of debt securities                    (699)            -
      Depreciation, depletion and impairment                59         2,676
      Exploration expenses                                   -         2,014
      Provision in lieu of income taxes (benefit)          339          (712)
      Gain on sale of property, plant
        and equipment                                     (827)          (15)
      Decrease in accounts receivable                    3,791           226
      Increase in prepaid expense and
        other current assets                                (6)          (40)
      Decrease (increase) in other assets                   24           (43)
      Increase (decrease) in accounts payable
        and accrued expenses                            (2,899)          354
                                                   -----------   -----------

    Net cash provided by operating activities              310         3,835
                                                   -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                          805            55
  Capital expenditures                                    (270)       (1,471)
  Purchases of marketable securities                   (65,983)            -
  Reduction of restricted funds                          4,673             -
  Investment in Russian joint venture                     (103)         (296)
                                                   -----------   -----------
    Net cash used in investing activities              (60,878)       (1,712)
                                                   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   646             -
  Reduction of long-term obligations                       (16)       (1,363)
                                                   -----------   -----------
    Net cash provided by (used in)
      financing activities                                 630        (1,363)
                                                   -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                                 (59,938)          760

Cash and cash equivalents at
  beginning of period                                   75,541        18,389
                                                   -----------   -----------
Cash and cash equivalents at
  end of period                                    $    15,603   $    19,149

                                                   -----------   -----------
                                                   -----------   -----------

     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                          1995       1994
                                                       ---------  ---------
Cash paid during the period for:

  Interest, net of amounts capitalized                 $       -  $     259
                                                       ---------  ---------
                                                       ---------  ---------
  Income taxes                                         $     350  $       -
                                                       ---------  ---------
                                                       ---------  ---------







    See accompanying notes to consolidated condensed financial statements.

                          CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of March 31, 1995, and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1995, and for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K except as noted in Note 2 below.

Note 2.  INVESTMENTS IN DEBT SECURITIES

    Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At
March 31, 1995, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholders' equity.

    At March 31, 1995, the Company's investments in debt securities were classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a maturity of less than three months at the time of purchase for investments classified as cash equivalents and less than one year but greater than three months at the time of purchase for investments classified as marketable securities and restricted funds.

    The following is a summary of the estimated fair value of available for sale securities by balance sheet classification at March 31, 1995:

                                                        ($ in thousands)
                                                        ----------------
Cash equivalents
  U. S. Government agency securities                           $  14,688
                                                               ---------
                                                               ---------
Marketable securities
  U. S. Treasury                                               $  10,060
  U. S. Government agency securities                              14,696
  Corporate investment grade debt securities                      41,926
                                                               ---------
                                                               $  66,682
                                                               ---------
                                                               ---------

Restricted funds
  U. S. Government agency securities                           $   1,890
                                                               ---------
                                                               ---------

    The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of March 31, 1995.

Note 3.  PROVISION IN LIEU OF INCOME TAXES

    As a result of the Company's quasi-reorganization accounting treatment, the benefits of utilizing the net operating loss carryforwards and income tax credits accumulated prior to the Company's reorganization are credited to additional paid-in capital and are reported as a provision in lieu of income taxes in the statement of operations for financial reporting purposes.

Note 4.  COMMITMENTS AND CONTINGENCIES

    On March 31, 1995, the Company amended its credit facility (the "Credit Agreement") with its banks relating to the standby letters of credit previously issued by the banks on behalf of the Company and to reduce the cash collateral requirements for the facility to 30% of the outstanding letters of credit. As of March 31, 1995, approximately
$6.3 million of standby letters of credit were outstanding. Such standby letters of credit primarily support the Company's obligations with respect to certain tax benefits transferred pursuant to safe harbor lease transactions. At March 31, 1995, approximately $1.9 million in securities had been pledged to secure the letters of credit, which funds have been classified as non-current assets in the Consolidated Condensed Balance Sheet as of March 31, 1995.

    In 1991, the Company was named, among others, as a potentially responsible party for environmental cleanup and received an informational request concerning a refinery located in Indiana, which was constructed in 1946 and was owned by a now dissolved subsidiary of the Company for a period of approximately four years during the 1970's. The future environmental-related costs, if any, concerning this matter are presently indeterminable.

    In July 1979, a suit styled "ABG Oil Company et al vs. The Charter Company, Charter Oak Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial
Circuit in and for Dade County, Florida. The Plaintiff alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership and claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. In recent years, the suit has been generally inactive and the Company believes that the likelihood of a recovery, if any, by Plaintiff in a material amount is remote.

Note 5.  EARNINGS PER SHARE

    Earnings (loss) per common share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and employee stock options have been considered to be the equivalent of Common Stock for all periods presented. The Non-Interest Bearing Convertible Notes due 1997 were considered a common stock equivalent in the three months ended March 31, 1994, but were not assumed to be converted and all the Common Stock equivalents were not assumed to be converted in the three months ended March 31, 1994, because the result thereof would be anti-dilutive. The Senior Preferred Stock and all employee stock options were assumed converted in the three months ended March 31, 1995. No warrants were assumed converted during the three months ended March 31, 1995, because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as primary earnings per common share for each of the three months ended March 31, 1995 and 1994 except for the ending market price of the Common Stock was utilized with respect to the employee stock options in the three months ended March 31, 1995.

Note 6.  ASSET DISPOSITIONS

    During the first quarter of 1995, the Company recognized a net gain of approximately $477 thousand from its ownership interest in four crude oil and natural gas drilling partnerships as a result of the sale of all of the partnerships' crude oil and natural gas properties and related assets to Apache Corporation. Pursuant to the partnership agreements, the disposition transactions will cause the liquidation of the partnerships and the Company received proceeds in the aggregate amount of $832 thousand in April 1995. The Company's ownership interest in the partnerships was reclassified from property, plant and equipment to other current assets as of March 31, 1995.

    During the first quarter of 1995, the Company sold its interest in an exploratory project, a producing property in South Texas and surplus equipment and inventory for an aggregate consideration of approximately $1.1 million of which $.8 million was received during the first quarter of 1995 and $300 thousand was accounted for as an account receivable as of March 31, 1995. The sale of the exploratory project and producing property resulted in a net gain of approximately $350 thousand. No gain or loss was recognized on the surplus equipment and inventory sale.

Note 7.  SUBSEQUENT EVENTS

    On May 2, 1995, the Company entered into an agreement to purchase First Reserve Gas Company ("FRGC"), a natural gas storage company located in Hattiesburg, Mississippi, for cash consideration of approximately $78 million subject to certain adjustments. The purchase is expected to be funded with approximately $20 million of the Company's available cash, the remainder to be provided through either nonrecourse debt or other nonrecourse financing. FRGC owns and operates a natural gas storage facility consisting of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, comprised of approximately 3.5 Bcf of working gas and approximately 2.0 Bcf of base gas. FRGC's facility also interconnects with the Transco, Koch Gateway, Tennessee Gas and AIM pipelines. FRGC's revenue and operating income for 1994 was $11.8 million and $6.7 million, respectively. The acquisition of FRGC is subject to various conditions, including regulatory approval, and is expected to close by the end of the second quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following should assist in a further understanding of the Company's financial condition as of March 31, 1995, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1994, should be read in conjunction with this discussion.

General

    In the fourth quarter of 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties for an aggregate net cash consideration of approximately $95.0 million, including $1.3 million received in April 1995 as a post-closing purchase price adjustment. Although the Company retained various crude oil and natural gas exploratory prospects and its interest in a crude oil enhancement project being pursued in the former Soviet Union, the disposition of the Company's producing crude oil and natural gas properties resulted in an elimination of all its historic revenues from the sale of crude oil and natural gas. Further, while the Company may realize revenue and income in the future from crude oil and natural gas production from its retained assets, the Company is currently focusing its efforts for the redeployment of its assets in businesses outside the exploration and development of crude oil and natural gas properties. Accordingly, the results of operations of the Company for the periods presented herein may not be comparable.

    The Company is actively pursuing new opportunities for the redeployment of its available cash. In this regard, on May 2, 1995, the Company entered into an agreement to purchase First Reserve Gas Company ("FRGC"), a natural gas storage company located in Hattiesburg, Mississippi, for cash consideration of approximately $78 million subject to certain adjustments. The purchase is expected to be funded with approximately $20 million of the Company's available cash, with the remainder to be provided through either nonrecourse debt or other nonrecourse financing. FRGC owns and operates a natural gas storage facility consisting of three salt-dome caverns with a total capacity of
5.5 billion cubic feet ("Bcf") of natural gas, comprised of approximately 3.5 Bcf of working gas and approximately 2.0 Bcf of base gas. FRGC's facility also interconnects with the Transco, Koch Gateway, Tennessee Gas and AIM pipelines. FRGC's revenue and operating income for 1994 was $11.8 million and $6.7 million, respectively. The acquisition of FRGC is subject to various conditions, including regulatory approval, and is expected to close by the end of the second quarter of 1995.

    Upon the completion of the FRGC acquisition, the Company expects to have available to it more than $65 million in cash and other liquid assets for future acquisitions. Such acquisitions will be focused on income generating businesses and assets without limitation on the type of business or industry. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity if desirable.

Liquidity Capital Resources

    At March 31, 1995, the Company had cash and cash equivalents of approximately $15.6 million and marketable securities of approximately $68.6 million, which included $1.9 million in restricted funds securing the Company's contingent obligations with respect to outstanding letters of credit. The Company also had no material outstanding indebtedness.

    The Company's working capital position at March 31, 1995, increased by $7.0 million to $82.7 million compared to $75.7 million at December 31, 1994, primarily as a result of the reduction in the collateral requirement for the standby letters of credit and the corresponding reclassification of marketable securities with a value of approximately $4.7 million from non-current assets. In addition, the Company's working capital increased as a result of the disposition of fixed assets during the first quarter of 1995 for an aggregate consideration of approximately $1.1 million and the liquidation of the Company's investment in four crude oil and natural gas drilling partnerships in April 1995 causing a reclassification of approximately $.8 million from property, plant and equipment to other current assets as of March 31, 1995.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in short term United States government and agency securities and investment grade commercial paper having maturities of up to one year. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

Results of Operations

  General

    The Company recorded net income of approximately $528 thousand, $.20 per share, for the three months ended March 31, 1995, compared to a net loss of $1.1 million, $.44 per share, for the comparative period in 1994. First quarter 1995 results included a gain on sale of assets of approximately $.8 million and interest income of approximately
$1.3 million. First quarter 1994 results included $7.7 million in revenues and $51 thousand in operating income from crude oil and natural gas exploration and production activities. The Company had no revenues or operating income from crude oil and natural gas sales in the first quarter of 1995 due to its disposition of its producing properties in December 1994.

    The first quarter of 1994 included breakeven operating results from crude oil and natural gas exploration and production activities and interest and debt expense of approximately $736 thousand, and the comparative period in 1995 reflected the effect of the transactions in the fourth quarter of 1994 through a limited level of crude oil and natural gas exploration activities, elimination of interest expense and an increase in interest income from the investment of net proceeds in highly liquid debt instruments.

  Interest Income

    The Company's interest income for the three month period ended
March 31, 1995, was approximately $1.3 million compared to approximately $154 thousand for the comparative period in 1994. The level of interest income for the first quarter of 1995 reflects the average investment in debt securities of approximately $81.6 million.

  Depreciation, Depletion and Impairment

    Depreciation, depletion and impairment declined substantially in the first quarter of 1995 from $2.7 million in the first quarter of 1994, to $59 thousand for the first quarter of 1995. This decline was attributable to the Company's 1994 property disposition.

  Interest and Debt Expense

    The Company had no interest and debt expense in the first quarter of 1995 due to the repayment of substantially all of its outstanding debt at year end 1994. Interest and debt expense in the first quarter of 1994 was $736 thousand.

General and Administrative Expense

    The Company's general and administrative expense for the three month period ended March 31, 1995, decreased approximately $98 thousand as compared to the same period in 1994. During the first quarter of 1995 the Company began its reduction in work force and overhead previously associated with its crude oil and natural gas exploration and development activities. A portion of such staff, however, was required during most of the first quarter of 1995 to assist the Company in the closing of the sale of the Company's partnership assets to Apache Corporation and to effect certain title curative matters related to the post-closing adjustment with respect to the Company's December 1994 asset disposition to Apache Corporation. The Company currently expects that substantially all of its staff reductions will be completed during the second quarter of 1995. Such declines will be partially offset by certain transitional expenses and costs relating to the Company's Russian operations. General and administrative expense for the first quarter of 1995 also included approximately $118 thousand for the settlement of various lawsuits.

  Taxes and Quasi-Reorganization Adjustment

    The results for the three month period ended March 31, 1995, included a provision in lieu of income taxes of $339 thousand. The Company had an income tax benefit of $712 thousand for the three month period ended March 31, 1994. The provision in lieu of income taxes is an accounting charge required by virtue of the Company's quasi-reorganization in 1986 and requires the Company to record a non-cash charge in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. Because the provision in lieu of income taxes primarily represents a charge that will not be required to be paid by the Company in the future, stockholders' equity is increased by the benefit realized by the Company for the use of its net operating loss carryforwards against such assumed income taxes. The provision in lieu of income taxes also includes alternative minimum taxes.

                       PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

      2.1 Purchase and Sale Agreement dated November 6, 1994, between Crystal Oil Company as Seller and Apache Corporation as Buyer (Reference is made to Report of Form 10-Q filed by the Company for the period ended September 30, 1994).

      3.1   Amended and Restated Articles of Incorporation of the
              Company, as amended. (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1993).

      3.2 By-laws of the Company, as amended through January 29, 1988 (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1987).

     *4.1   Credit  Agreement  dated  March   31,   1995,   (the
              "Credit Agreement"),  between the Company and Bankers Trust
              Company, Morgan Guaranty Trust Company of New York and Texas
              Commerce Bank,  National Association.

      4.2   Guarantee Agreement dated December 15, 1992,  by Vermilion
              Bay Land Company in favor of Bankers Trust Company, individually and as Agent for the others Lenders as defined in the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

      4.3   Guarantee Agreement dated as of December 15, 1992,  by
              Crystal Exploration and Production Company in favor of Bankers
              Trust Company,  individually and as Agent for the other Lenders
              as defined in the  Credit  Agreement.   (Reference  is made
              to Report  on Form 10-K  filed by  the Company  for the
              period ended December 31, 1992).

      4.4   Security Agreement (contract rights) dated  as of December
              15, 1992, between Crystal Oil Company and Bankers Trust
              Company, as Agent for itself and the other financial institutions now or hereafter parties to the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

      4.5   Security  Agreement  (stock pledge)  dated as of  December 15,
              1992, between Crystal Oil Company and Bankers Trust Company, as Agent for itself and the other financial institutions now or hereafter parties to the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

      4.6   Indenture of Mortgage,  Deed of Trust, Assignment and Security
              Agreement dated as of December 31, 1986, between the Company and IBJ Schroder Bank & Trust Company (Reference is made to
              Exhibit 2(a) to the Report on Form 8-A filed by the Company on February 12, 1987).

      4.7   First  Supplemental  Indenture  of  Mortgage,  Deed  of Trust,



              Assignment  and Security  Agreement dated as of  October 10,
              1988,  between the  Company and  IBJ Schroder  Bank & Trust
              Company and George R. Sievers (Reference is made to Report on Form 10-Q filed by the Company for the period ended
              September 30, 1988).

      4.8   Form  of  Non-Interest  Bearing   Convertible  Note  due 1997
              (Reference  is made  to Report  on Form  10-K  filed  by the
              Company for the period ended December 31, 1989).

      4.9   Article  IV  of  the   Amended  and   Restated   Articles  of
              Incorporation  of the Company  (Reference is made to Exhibit
              3.1 contained herein).

      4.10  Amended and Restated  Warrant Agreement dated as of January 1,
              1987,   between  the  Registrant  and  RepublicBank Dallas,
              National   Association   relating  to  the  $.075  Warrants
              (Reference  is  made to  Exhibit 2(c)  to the Report on Form
              8 filed by the Company on April 6, 1987).

      4.11  Amended and Restated  Warrant Agreement dated as of January 1,
              1987,   between  the  Registrant  and  RepublicBank Dallas,
              National   Association   relating   to  the  $.10  Warrants
              (Reference  is  made to  Exhibit 2(d)  to the Report on Form
              8 filed by the Company on April 6, 1987).

      4.12  Amended and Restated  Warrant Agreement dated as of January 1,
              1987,   between  the  Registrant  and  RepublicBank Dallas,
              National   Association   relating   to  the  $.125 Warrants
              (Reference  is  made to  Exhibit 2(e)  to the Report on Form
              8 filed by the Company on April 6, 1987).

      4.13  Amended and Restated  Warrant Agreement dated as of January 1,
              1987,   between  the  Registrant  and  RepublicBank Dallas,
              National   Association   relating   to   the  $.15 Warrants
              (Reference  is  made to  Exhibit 2(f)  to the Report on Form
              8 filed by the Company on April 6, 1987).

      4.14  Amended and Restated  Warrant Agreement dated as of January 1,
              1987,   between  the  Registrant  and  RepublicBank Dallas,
              National   Association  relating   to  the   $.25  Warrants
              (Reference  is  made to  Exhibit 2(g)  to the Report on Form
              8 filed by the Company on April 6, 1987).

      10.1 Form of Indemnity Agreement between the Company and each of its directors and executive officers (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1989).

  (a) 10.2  Employment Agreement dated August 22, 1989, as amended between the Company and J.  N.  Averett,  Jr.  (Reference is made to
              Report on Form 10-K filed by the Company for the period ended December 31, 1989).

  (a) 10.3  Crystal Oil  Company Employee  Stock Option  Plan and  Form of
              Option  Agreement dated March 23,  1992, as amended through
              May 27,  1993,  between  the  Company  and  its executives.
              (Reference  is  made to  Report  of Form  10-K filed  by the




              Company for the period ended December 31, 1993).

  (a) 10.4  Crystal  Oil  Company  Employee  Stock  Ownership  Plan dated
              January 1,  1993,  between  the  Company  and its employees
              (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

  (a) 10.5  First  Amendment  to the  Crystal  Oil Company  Employee Stock
              Ownership Plan dated July 21,  1993.   (Reference is made to
              Report on  Form 10-K  filed  by the  Company for  the period ended December 31, 1993).

  (a) 10.6  Form of Executive Compensation and Severance Agreement dated
              November 10, 1994, between the Company and the Executives.
              (Reference is made to Report on Form 10-Q filed by the Company for the period ended September 30, 1994).

     *10.7  Stock  Purchase  Agreement dated May  2,  1995,  between the
              Company as  Purchaser and  First  Reserve  Secured  Energy
              Assets  Fund,   Limited  Partnership  and  First  Reserves
              Fund V, Limited Partnership as Sellers.

     *11    Computation of Earnings Per Common Share.

      27    Financial Data Schedule.

(b) Reports on Form 8-K

    None

- -------------------------
(a) Management Incentive Compensation Plans
* Filed herein


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 1995.

                                           CRYSTAL OIL COMPANY




                                  BY:        /S/ J. N. AVERETT, JR.
                                      ----------------------------------
                                                 J. N. Averett, Jr.
                                                     President
                                                    and Director
                                           (Principal Executive Officer)





                                  BY:        /S/ J. A. BALLEW
                                     -----------------------------------
                                                 J. A. Ballew
                                             Senior Vice President,
                                                 Treasurer, and
                                            Chief Financial Officer




                                  BY:       /S/ PAUL E. HOLMES
                                     -----------------------------------
                                                Paul E. Holmes
                                           Vice President/Controller
                                         (Principal Accounting Officer)