Form 10-Q
period 1995-06-30
CRYSTAL OIL CO
filed 1995-08-11
CIK 745907

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                      Form 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                        OR

- ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     ------------------

Commission file number 1-8715

                            CRYSTAL OIL COMPANY
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Louisiana                                    72-0163810
- -------------------------------                    --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


229 Milam Street, Shreveport, Louisiana                 71101
- ----------------------------------------              -----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (318) 222-7791
                                                      ---------------

                                 NONE
  -----------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                           No
                ----                            ----

Common Stock outstanding on August 8, 1995          2,640,042
                                          ------------------------

                                CRYSTAL OIL COMPANY

                                       INDEX



                                                                   Page No.
                                                                   --------
                                      Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    June 30, 1995 (Unaudited) and December 31, 1994                       3

  Consolidated Condensed Statements of Operations -
    Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)         4

  Consolidated Condensed Statements of Cash Flows -
    Six Months Ended June 30, 1995 and 1994 (Unaudited)                   5

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                           7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11

                               Part II

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               16



                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)


                                                   June 30       December 31
                                 ASSETS             1995           1994
                                                 ----------      -----------
                                                 (Unaudited)        (1)
CURRENT ASSETS
  Cash and cash equivalents                         $ 11,164         $75,541
  Marketable securities                               55,207              --
  Accounts receivable - net                              100           5,278
  Prepaid expenses and other current assets              583             376
                                                    --------         -------
    TOTAL CURRENT ASSETS                              67,054          81,195

PROPERTY, PLANT AND EQUIPMENT - net                   81,278           3,982

OTHER ASSETS
  Restricted funds                                     1,868           6,563
  Others                                                 435             200
                                                    --------         -------
                                                       2,303           6,763
                                                    --------         -------
    TOTAL ASSETS                                    $150,635         $91,940
                                                    --------         -------
                                                    --------         -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                              $ 60,000              --
  Current portion of long-term obligations                52         $    60
  Accounts payable and accrued expenses                2,571           5,412
                                                    --------         -------
    TOTAL CURRENT LIABILITIES                         62,623           5,472

LONG-TERM OBLIGATIONS                                    158             181
                                                    --------         -------

    TOTAL LIABILITIES                                 62,781           5,653

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                 148             148
  Common stock                                            26              26
  Additional paid-in capital                          75,223          74,045
  Retained earnings - Since January 1, 1987           12,457          12,068
                                                    --------         -------
    TOTAL STOCKHOLDERS' EQUITY                        87,854          86,287
                                                    --------         -------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $150,635         $91,940
                                                    --------         -------
                                                    --------         -------

(1) The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date, and condensed.


    See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               ($ in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)


                                  Three Months Ended         Six Months Ended
                                       June 30                    June 30
                                 ---------------------      --------------------
                                   1995          1994         1995         1994
                                 --------    ---------      --------    --------
NET REVENUES
  Crude oil and natural gas      $       --  $    7,105     $       --  $   14,466
  Gas storage                           351          --            351          --
  Investment income                   1,328         182          2,674         336
  Other                                (373)         20            472         181
                                 ----------  ----------      ---------  ----------
                                      1,306       7,307          3,497      14,983

COSTS AND EXPENSES
  Operating expense and taxes           160       2,867            271       5,679
  General and administrative
    expense                           1,029       1,390          2,183       2,642
  Interest and debt expense             177         733            177       1,469
  Exploration cost                       --         159             --       2,173
  Depreciation, depletion and
    impairment                          172       2,559            231       5,235
                                 ----------  ----------      ---------  ----------
                                      1,538       7,708          2,862      17,198
                                 ----------  ----------      ---------  ----------

INCOME (LOSS) BEFORE PROVISION
  IN LIEU OF INCOME TAXES              (232)       (401)           635      (2,215)

PROVISION IN LIEU OF INCOME
  TAXES (BENEFIT)                       (93)       (155)           246        (867)
                                 ----------  ----------      ---------  ----------

NET INCOME (LOSS)                $     (139) $     (246)     $     389     $(1,348)
                                 ----------  ----------      ---------  ----------
                                 ----------  ----------      ---------  ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING              2,624,045   2,551,539      2,687,020   2,527,451
                                 ----------  ----------      ---------  ----------
                                 ----------  ----------      ---------  ----------

NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE    $     (.05) $     (.10)     $     .14    $   (.53)
                                 ----------  ----------      ---------  ----------
                                 ----------  ----------      ---------  ----------


See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30
                                                          -----------------
                                                            1995     1994
                                                        ----------  -------
Cash flows from operating activities:
  Net income (loss)                                     $    389     $ (1,348)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Amortization of discount on notes and
        deferred financing cost                               --          946
      Net accretion of debt securities                    (1,340)          --
      Depreciation, depletion and impairment                 231        5,235
      Exploration expenses                                    --        2,173
      Provision in lieu of income taxes (benefit)            246         (867)
      Gain on sale of property, plant
        and equipment                                       (860)         (11)
      Decrease in accounts receivable                      4,868          984
      Decrease (increase) in prepaid expense and
        other current assets                                 (77)          15
      Decrease in other assets                                39          182
      Decrease in accounts payable
        and accrued expenses                              (3,167)        (218)
                                                       ----------     --------
      Net cash provided by operating activities              329        7,091
                                                       ----------     --------

Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                          2,794          110
  Capital expenditures                                      (619)      (6,699)
  Acquisition of First Reserve Gas Company,
    net of cash received                                 (78,336)          --
  Purchases of marketable securities                     (70,245)          --
  Maturity of marketable securities                       16,378           --
  Reduction of restricted funds                            4,695           --
  Investment in Russian joint venture                       (274)        (503)
                                                       ----------     --------
    Net cash used in investing activities               (125,607)      (7,092)
                                                       ----------     --------

Cash flows from financing activities:
  Reduction of long-term obligations                         (31)      (2,813)
  Increase in note payable to bank                        60,000           --
  Payment of financing costs                                  --          (65)
  Proceeds from issuance of common stock                     932           --
  Redemption of preferred stock                               --         (576)
                                                       ----------     --------
    Net cash provided by (used in) financing
      activities                                          60,901       (3,454)
                                                       ----------     --------

Net decrease in cash and cash equivalents                (64,377)      (3,455)

Cash and cash equivalents at beginning of period          75,541       18,389
                                                       ----------     --------

Cash and cash equivalents at end of period              $ 11,164      $14,934
                                                       ----------     --------
                                                       ----------     --------


    See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Continued)
                              ($ in Thousands)
                                 (Unaudited)



Supplemental disclosures of cash flow information:


                                                       Six Months Ended
                                                           June 30
                                                       -----------------
                                                        1995       1994
                                                       -------    ------
Cash paid during the period for:

  Interest, net of amounts capitalized                 $    --    $  510
                                                       -------    ------
                                                       -------    ------

  Income taxes                                         $  425     $   --
                                                       -------    ------
                                                       -------    ------


    See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of June 30, 1995, and the consolidated condensed statements of operations for the three and six months and cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995, and for all periods presented have been made.


     There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K except as noted in Note 2 below.

Note 2.  INVESTMENTS IN DEBT SECURITIES

     Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At June 30, 1995, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholders' equity.

     At June 30, 1995, the Company's investments in debt securities were classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a maturity of less than three months at the time of purchase for investments classified as cash equivalents and restricted funds and a maturity of less than one year but greater than three months at the time of purchase for investments classified as marketable securities.

     The following is a summary of the estimated fair value of available for sale securities by balance sheet classification at June 30, 1995:


                                                             ($ in thousands)
                                                             ----------------
Cash equivalents
  Corporate investment grade debt securities                    $   8,937
                                                                ----------
                                                                ----------

Marketable securities
  U. S. Treasury bills                                          $  10,222
  Corporate investment grade debt securities                       44,985
                                                                ----------
                                                                $  55,207
                                                                ----------
                                                                ----------
Restricted funds
  U. S. Government agency securities                            $   1,868
                                                                ----------
                                                                ----------


     The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of June 30, 1995.

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

Note 4.  COMMITMENTS AND CONTINGENCIES

     The Company currently has outstanding approximately $6.2 million in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions. The Company's obligations with respect so these letters of credit are secured by approximately $1.9 million in cash equivalents, which have been classified as non-current assets on the consolidated balance sheet of the Company at June 30, 1995.

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

Note 5.  EARNINGS PER SHARE

     Earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and employee stock options have been considered to be the equivalent of Common Stock for all periods presented. The Non-Interest Bearing Convertible Notes due 1997 were considered a common stock equivalent in the three and six months ended June 30, 1994, but were not assumed to be converted and all the Common Stock equivalents were not assumed to be converted in the three months ended June 30, 1995, and in the three and six months ended June 30, 1994, because the result thereof would be anti-dilutive. The Senior Preferred Stock and all employee stock options were assumed converted in the six months ended June 30, 1995. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as primary earnings per common share for each of the three and six months ended June 30, 1995 and 1994.

Note 6.  ASSET DISPOSITIONS

     The Company recognized a net gain of approximately $477 thousand during the first quarter of 1995 from its ownership interest in four crude oil and natural gas drilling partnerships as a result of the sale of all of the partnerships' crude oil and natural gas properties and related assets to Apache Corporation. Pursuant to the partnership agreements, the disposition transactions resulted in the liquidation of the partnerships and the Company received proceeds in the aggregate amount of $832 thousand in April 1995. In addition, the Company received $1.3 million in April 1995 ($800 thousand of which related to crude oil and natural gas properties) relating to the final post-closing adjustment procedure for its disposition transaction effected with Apache Corporation on December 30, 1994. The Company accounted for the anticipated effect of the final settlement in the Company's financial statements as of December 31, 1994.

     During the six months ended June 30, 1995, the Company sold its interest in an exploratory project, a producing property in South Texas, various non-producing properties and surplus equipment and inventory for an aggregate consideration of approximately $1.1 million. The sale of the exploratory project and producing and non-producing properties resulted in a net gain of approximately $383 thousand during the six months ended June 30, 1995. No gain or loss was recognized on the surplus equipment and inventory sale.

     Other income for the six months ended June 30, 1995, included a non-recurring charge of $421 thousand incurred in the second quarter of 1995 relating to severance and other costs associated with the reduction of the Company's staff. The charge was made as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994.

Note 7.  ACQUISITION

     On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company with facilities in Hattiesburg, Mississippi, for approximately $78 million, subject to certain adjustments. The acquisition was funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan due on October 16, 1995 (see Note 8). FRGC's storage facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately
2.0 Bcf consists of base gas. FRGC's facility interconnects with Transco, Koch Gateway, Tennessee Gas and AIM pipelines.

     The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of FRGC are included in the Company's consolidated statement of operations from the acquisition date.

     The following supplemental unaudited proforma information reflects condensed results of operations of the Company as though FRGC had been acquired at the beginning of the periods presented and as though the disposition of substantially all of the Company's crude oil and natural gas properties (which occurred on December 30, 1994) had occurred as of January 1, 1994, in order to aid in the comparability of the proforma information. Such information does not purport to be indicative of the results of operations of the Company that would actually have occurred had FRGC been acquired as of the beginning of the respective periods, had substantially all of the Company's crude oil and natural gas properties been sold as of January 1, 1994, or of the future results of operations that will be obtained from the acquisition.


                                                       Pro Forma
                                                    Six Months Ended
                                             --------------------------------
                                             June 30, 1995      June 30, 1994
                                             --------------     -------------
                                                    (In thousands except
                                                      Per Share Amounts)
     Total Revenues                             $8,549              $6,422
                                             ---------           ---------
                                             ---------           ---------
     Net Income                                 $1,433              $  502
                                             ---------           ---------
                                             ---------           ---------
     Income per Common and  Common
       Stock Equivalent Share
         Primary                                $  .53              $  .19
                                             ---------           ---------
                                             ---------           ---------
         Fully diluted                          $  .53              $  .19
                                             ---------           ---------
                                             ---------           ---------


Note 8.  FINANCING AGREEMENT

     On June 16, 1995, the Company entered into a Term Note and Agreement (the "Term Note") with a commercial bank which provided a $60 million short-term loan for the acquisition of FRGC. The Term Note has a maturity date of October 16, 1995, and is expected to be refinanced by the end of the third quarter of 1995 with longer term non recourse debt or other non recourse financing, including a possible sale of future receivables. The interest rate of the Term Note is based on the Eurodollar Rate (as defined) plus 1%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should assist in a further understanding of the Company's financial condition as of June 30, 1995, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1994, should be read in conjunction with this discussion.

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

     On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company with facilities in Hattiesburg, Mississippi, for approximately $78 million, subject to certain adjustments. The acquisition was funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan due on October 16, 1995. The Company currently intends to refinance this loan on a long term basis utilizing nonrecourse and other similar financing. FRGC's storage facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately 2.0 Bcf consists of base gas. FRGC's facility interconnects with Transco, Koch Gateway, Tennessee Gas and AIM pipelines.

     As of June 30, 1995, the Company had available to it more than $66 million in cash and other liquid assets for future acquisitions. Such acquisitions will focus on income generating businesses and assets without limitation on the type of business or industry. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity if desirable.

     As a result of the significant changes the Company has undergone since the disposition of its crude oil and natural gas properties to Apache Corporation in December 1994, the results of operations for the periods presented herein may not be comparable.

Liquidity Capital Resources

     At June 30, 1995, the Company had marketable securities of approximately $55.2 million and cash and cash equivalents of approximately $11.2 million compared to $75.5 in cash and cash equivalents at December 31, 1994. The reduction in cash and cash equivalents from December 31, 1994, reflects the investment of the Company's net proceeds from the sale of its crude oil and natural gas properties in 1994 to purchase marketable securities and to fund a portion of the Company's acquisition of FRGC. The Company also had $1.9 million in restricted funds at June 30, 1995, securing certain outstanding letters of credit.

     As described above, on June 19, 1995, the Company acquired FRGC. In connection with this acquisition, the Company borrowed $60 million in the form of a bridge loan due on October 16, 1995. The Term Note is expected to be refinanced by the end of the third quarter of 1995 with longer term non recourse debt or other non recourse financing, including a possible sale of future receivables. To the extent such financing were not to become available by the maturity date of the bridge loan, the Company believes that alternative financing would be available. Further, the Company has sufficient liquid assets to repay the loan in the event that the loan were not to be refinanced.

     The borrowings effected to consummate the acquisition of FRGC resulted in an increase in the Company's current liabilities from $5.5 million at December 31, 1994, to $62.6 million at June 30, 1995. At June 30, 1995, the Company's working capital position declined from $75.7 million at December 31, 1994, to $4.4 million. This decline was primarily related to the increase in the Company's current liabilities.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in short term United States government and agency securities and investment grade commercial paper having maturities of up to one year. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

     The Company believes that it has sufficient capital resources available to it to conduct its ongoing operations and to pursue new acquisitions and other opportunities. Future acquisitions may require additional borrowings and the issuance of equity.

Results of Operations

  General

     The Company recorded net income of $389 thousand, $.14 per share, for the six months ended June 30, 1995, and a net loss of $139 thousand, $.05 per share, for the three months ended June 30, 1995, compared to a net loss of $1.3 million, $.53 per share, and $246 thousand, $.10 per share, for the comparative periods in 1994. Revenues for the three and six months ended June 30, 1995, were primarily attributable to interest income from the investment of the Company of cash received on the disposition of its crude oil and natural gas properties in late 1994. Results for 1995 also included a net gain of approximately $.9 million from the sale of assets in the first quarter and a charge of $421 thousand during the second quarter for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas properties in the fourth quarter of 1994. The Company did not reflect any sales of crude oil and natural gas during the three and six months ended June 30, 1995, due to the disposition of its crude oil and natural gas properties. The sale of crude oil and natural gas for the three and six months ended June 30, 1994, were $7.1 million and $14.5 million, respectively.

     The Company recognized $351 thousand in revenues from gas storage activities during the period of June 19, 1995, through June 30, 1995, as a result of its acquisition of FRGC. Future results are expected to benefit from additional gas storage revenues as the operations of FRGC are consolidated with those of the Company. Operating expenses for the three and six months ended June 30, 1995, included $50 thousand associated with the Company's newly acquired gas storage operations. Operating expenses for the comparable 1994 period primarily related to crude oil and natural gas exploration and production activities.

Investment Income

     The Company's investment income for the three and six month periods ended June 30, 1995, were approximately $1.3 million and $2.7 million, respectively, compared to approximately $182 thousand and $336 thousand, respectively, for the comparative periods in 1994. The level of investment income for the first half of 1995 reflects the average investment in debt securities of approximately $79.3 million. Average interest rate received by the Company during the six months ended June 30, 1995, was 6.41%. The Company's investments of its liquid assets are currently in investment grade commercial paper and short term government securities.

Other Income

     Other income for the six months ended June 30, 1995, included a net gain of $860 thousand from the disposition of the Company's proportionate share of the net proceeds of asset sales from the Company's partnerships, the sale of an exploratory prospect and the final liquidation and disposition of various surplus equipment and inventory. As noted above, other income for the three and six months ended June 30, 1995, included a non-recurring charge of $421 thousand incurred in the second quarter of 1995 relating to severance and other costs associated with the reduction of the Company's staff. The charge was made as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994. Other income for the six months ended June 30, 1994, was $181 thousand.

Depreciation, Depletion and Impairment

     Depreciation, depletion and impairment declined substantially in the three and six month periods ended June 30, 1995, to $172 thousand and $231 thousand, respectively, from $2.6 million and $5.2 million, respectively, for the comparative periods in 1994. Such declines were attributable to the Company's 1994 property disposition.

Interest and Debt Expense

     The Company incurred interest and debt expense of $177 thousand for the three and six month periods ended June 30, 1995, as a result of the borrowing of $60 million on June 16, 1995, for the acquisition of FRGC. The Company had no interest and debt expense in the first quarter of 1995 due to the repayment of substantially all of its outstanding debt at year end 1994. Interest and debt expense for the three and six month periods ended June 30, 1994, were $733 thousand and $1.5 million, respectively.

     Interest and debt expense are expected to increase during the third quarter of 1995 due to an increase in outstanding borrowings associated with the Company's acquisition of FRGC. Interest and debt expense in future quarters will be dependent upon the specific form in which the Company refinances its acquisition debt for FRGC as well as other financings that may be effected in the future for acquisitions.

General and Administrative Expense

     The Company's general and administrative expense for the three and six month periods ended June 30, 1995, decreased approximately $361 thousand and $459 thousand, respectively, as compared to the same periods in 1994. The decrease in general and administrative expenses reflected the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994. The staff reductions continued through the first two quarters of 1995 as the Company completed various post-closing matters associated with the sale. The staff reductions are now substantially complete. The decline in general and administrative expenses realized during the first two quarters of 1995 were partially offset by certain transitional expenses and costs relating to the Company's Russian operations. The Company, however, has recently taken actions to reduce its expenses relating to its Russian operations. General and administrative expense also included approximately $118 thousand for the settlement of various lawsuits during the first quarter of 1995.

Taxes and Quasi-Reorganization Adjustment

     The results for the six month period ended June 30, 1995, included a provision in lieu of income taxes of $246 thousand and for the three month period ended June 30, 1995, included an income tax benefit of $93 thousand. The Company had an income tax benefit for the three and six month periods ended June 30, 1994, of $155 thousand and $867 thousand, respectively.

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

                        PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on May 25, 1995, in Shreveport, Louisiana. Two proposals were submitted to shareholders as described in the Company's Proxy Statement dated April 25, 1995, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholders votes.


                                                  Votes in                Votes
                                                  Favor              Withheld/Against
                                                  ---------          ----------------
Shareholder proposal for election of six
  directors from nominees named below:
    J. N. Averett, Jr.                            2,101,078               1,670
    George P. Giard, Jr.                          2,101,098               1,650
    Gary S. Gladstein                             2,100,988               1,760
    Robert B. Hodes                               2,101,087               1,661
    Donald G. Housley                             2,101,098               1,650
    Lief D. Rosenblatt                            2,101,038               1,710



                                                  Votes in      Votes
                                                  Favor         Against     Abstain
                                                  ----------    -------     -------
Shareholder proposal for ratification
  of appointment of independent auditors          2,102,335     161         252


There were no broker non votes.


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

     4.1 Credit Agreement dated March 31, 1995, (the "Credit Agreement"), between the Company and Bankers Trust Company, Morgan Guaranty Trust Company of New York and Texas Commerce Bank, National Association (Reference is made to Report on Form 10-Q filed by the Company for the period ended March 31, 1995).

    *4.2   Term and Note Agreement  dated  June 16,  1995,  between
             the Company and Texas Commerce Bank, National Association.

     4.3 Guarantee Agreement dated December 15, 1992, by Vermilion Bay Land Company in favor of Bankers Trust Company, individually and as Agent for the others Lenders as defined in the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

     4.4 Guarantee Agreement dated as of December 15, 1992, by Crystal Exploration and Production Company in favor of Bankers Trust Company, individually and as Agent for the other Lenders as defined in the Credit Agreement. (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

     4.5 Security Agreement (contract rights) dated as of December 15, 1992, between Crystal Oil Company and Bankers Trust Company, as Agent for itself and the other financial institutions now or hereafter parties to the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

     4.6 Security Agreement (stock pledge) dated as of December 15, 1992, between Crystal Oil Company and Bankers Trust Company, as Agent for itself and the other financial institutions now or hereafter parties to the Credit Agreement (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).

     4.7 Indenture of Mortgage, Deed of Trust, Assignment and Security Agreement dated as of December 31, 1986, between the Company and IBJ Schroder Bank & Trust Company (Reference is made to
             Exhibit 2(a) to the Report on Form 8-A filed by the Company on February 12, 1987).

     4.8 First Supplemental Indenture of Mortgage, Deed of Trust, Assignment and Security Agreement dated as of October 10, 1988, between the Company and IBJ Schroder Bank & Trust Company and George R. Sievers (Reference is made to Report on Form 10-Q filed by the Company for the period ended September 30, 1988).

     4.9   Form  of  Non-Interest  Bearing   Convertible  Note  due 1997
             (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1989).

     4.10  Article  IV  of  the   Amended  and   Restated   Articles of
             Incorporation  of the Company  (Reference is made to Exhibit
             3.1 contained herein).

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

     4.15  Amended and Restated  Warrant Agreement dated as of January 1,
           1987,   between  the  Registrant  and  RepublicBank Dallas,
           National   Association  relating   to  the   $.25 Warrants
           (Reference  is  made to  Exhibit 2(g)  to the Report on Form
           8 filed by the Company on April 6, 1987).

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

     10.7 Stock Purchase Agreement dated May 2, 1995, between the Company as Purchaser and First Reserve Secured Energy Assets Fund, Limited Partnership and First Reserves Fund V, Limited Partnership as Sellers (Reference is made to Report on Form 10-Q filed by the Company for the period ended March 31, 1995).

    *11    Computation of Earnings (Loss) Per Common Share.

     27    Financial Data Schedule


(b) Reports on Form 8-K

    None

- -------------------------------------------
(a) Management Incentive Compensation Plans
* Filed herein

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 1995.

                                              CRYSTAL OIL COMPANY



                                  BY:        /S/ J. N. AVERETT, JR.
                                     ------------------------------------
                                              J. N. Averett, Jr.
                                                  President
                                                and Director
                                       (Principal Executive Officer)




                                  BY:        /S/ J. A. BALLEW
                                     -------------------------------
                                            J. A. Ballew
                                        Senior Vice President,
                                           Treasurer, and
                                      Chief Financial Officer




                                  BY:       /S/ PAUL E. HOLMES
                                     -------------------------------
                                              Paul E. Holmes
                                         Vice President/Controller
                                       (Principal Accounting Officer)