Form 10-Q
period 1995-09-30
CRYSTAL OIL CO
filed 1995-11-09
CIK 745907

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   Form 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                               CRYSTAL OIL COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            LOUISIANA                                    72-0163810
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)


   229 MILAM STREET, SHREVEPORT, LOUISIANA                 71101
   ----------------------------------------             ------------
   (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code     (318) 222-7791
                                                     ----------------------
                                      NONE
  --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                           No
                       ---                             ---
    Common Stock outstanding on November 7, 1995         2,654,042
                                                --------------------------

                           CRYSTAL OIL COMPANY

                                    INDEX

                                                                  Page No.
                                                                  --------
                                   Part I


  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheets -
      September 30, 1995 (Unaudited) and December 31, 1994           3

    Consolidated Condensed Statements of Operations -
      Three and Nine Months Ended
      September 30, 1995 and 1994 (Unaudited)                        4

    Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended
      September 30, 1995 and 1994 (Unaudited)                        5

    Notes to Consolidated Condensed Financial Statements
      (Unaudited)                                                    7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12

                                   Part II


  Item 6.  Exhibits and Reports on Form 8-K                         17

  Signatures                                                        20


                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)

                                                   September 30  December 31
                                    ASSETS             1995         1994
                                                   ------------  -----------
                                                    (Unaudited)      (1)
CURRENT ASSETS
  Cash and cash equivalents                         $   12,341    $   75,541
  Marketable securities                                 55,366             -
  Accounts receivable - net                                564         5,278
  Prepaid expenses and other current assets                512           376
                                                    ----------    ----------
    TOTAL CURRENT ASSETS                                68,783        81,195

PROPERTY, PLANT AND EQUIPMENT - net                     80,821         3,982

OTHER ASSETS
  Restricted funds                                       1,845         6,563
  Others                                                   530           200
                                                    ----------    ----------
                                                         2,375         6,763
                                                    ----------    ----------
    TOTAL ASSETS                                    $  151,979    $   91,940
                                                    ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank                              $   60,000    $        -
  Current portion of long-term obligations                  48            60
  Accounts payable                                       2,049         4,612
  Accrued expenses                                         597           800
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                           62,694         5,472

LONG-TERM OBLIGATIONS                                      146           181
                                                    ----------    ----------
    TOTAL LIABILITIES                                   62,840         5,653

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                   148           148
  Common stock                                              26            26
  Additional paid-in capital                            75,918        74,045
  Retained earnings - Since January 1, 1987             13,047        12,068
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                          89,139        86,287
                                                    ----------    ----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  151,979    $   91,940
                                                    ==========    ==========


(1) The balance sheet at December 31, 1994, has been taken from the audited financial statements at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.

                                  CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 ($ in Thousands Except Shares and Per Share Amounts)
                                      (Unaudited)

                                    Three Months Ended            Nine Months Ended
                                        September 30                 September 30
                                 ------------------------      ------------------------
                                     1995         1994             1995          1994
                                 ----------    ----------      ----------    ----------
NET REVENUES
  Crude oil and natural gas      $        -    $    7,501      $        -    $   21,967
  Gas storage                         2,927             -           3,278             -
  Investment income                   1,049           183           3,723           519
  Other                                 (67)          446             405           627
                                 -----------   -----------     -----------   -----------
                                      3,909         8,130           7,406        23,113

COSTS AND EXPENSES
  Operating expense and taxes           449         3,009             720         8,688
  General and administrative
    expense                             739         1,231           2,922         3,873
  Interest and debt expense           1,062           675           1,239         2,144
  Exploration cost                        -           185               -         2,358
  Depreciation, depletion and
    impairment                          688         2,846             919         8,081
                                 -----------   -----------     -----------   -----------
                                      2,938         7,946           5,800        25,144
                                 -----------   -----------     -----------   -----------

INCOME (LOSS) BEFORE PROVISION
  IN LIEU OF INCOME TAXES               971           184           1,606        (2,031)

PROVISION IN LIEU OF INCOME
  TAXES (BENEFIT)                       381            74             627          (793)
                                 -----------   -----------     -----------   -----------

NET INCOME (LOSS)                $      590    $      110      $      979    $   (1,238)
                                 ===========   ===========     ===========   ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING              2,709,228     2,633,126       2,703,673     2,536,948
                                 ===========   ===========     ===========   ===========

NET INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE    $      .22    $      .04      $      .36    $     (.49)
                                 ===========   ===========     ===========   ===========


     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30
                                                      -------------------------
                                                         1995           1994
                                                      ----------     ---------
Cash flows from operating activities:
  Net income (loss)                                    $     979     $ (1,238)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Amortization of discount on notes and
        deferred financing cost                                -        1,419
      Net accretion on investments in debt securities     (1,091)           -
      Depreciation, depletion and impairment                 919        8,081
      Exploration expenses                                     -        2,358
      Provision in lieu of income taxes (benefit)            527         (793)
      Gain on sale of property, plant
        and equipment                                       (860)          (6)
      Decrease in accounts receivable                      4,569        1,031
      Decrease (increase) in prepaid expense and
        other current assets                                  (6)         178
      Decrease in other assets                                39          161
      Increase (decrease) in accounts payable
        and accrued expenses                              (3,092)         626
                                                      ----------     ---------
    Net cash provided by operating activities              1,984       11,817
                                                      ----------     ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                          2,793          176
  Capital expenditures                                      (907)     (11,159)
  Acquisition of First Reserve Gas Company,
    net of cash received                                 (78,443)           -
  Purchases of marketable securities                    (102,435)           -
  Maturity of marketable securities                       48,160            -
  Reduction of restricted funds                            4,718            -
  Investment in Russian joint venture                       (352)        (680)
                                                      ----------     ---------
    Net cash used in investing activities               (126,466)     (11,663)
                                                      ----------     ---------

Cash flows from financing activities:
  Reduction of long-term obligations                         (47)      (4,213)
  Increase in note payable to bank                        60,000            -
  Payment of financing costs                                 (17)         (65)
  Proceeds from issuance of common stock                   1,346            -
  Redemption of preferred stock                                -         (571)
                                                      ----------     ---------
    Net cash provided by (used in) financing
      activities                                          61,282       (4,849)
                                                      ----------     ---------

Net decrease in cash and cash equivalents                (63,200)      (4,695)

Cash and cash equivalents at beginning of period          75,541       18,389
                                                      ----------     ---------

Cash and cash equivalents at end of period             $  12,341     $ 13,694
                                                      ==========   ===========


     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                      Nine Months Ended
                                                         September 30
                                                      -----------------
                                                       1995       1994
                                                      ------     ------
Cash paid during the period for:

  Interest, net of amounts capitalized                $1,087      $716
                                                      ======     ======

  Income taxes                                        $  425      $  -
                                                      ======     ======


     See accompanying notes to consolidated condensed financial statements.

                                       -6-

                             CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of September 30, 1995, and the consolidated condensed statements of operations for the three and nine months and cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1995, and for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report on Form 10-K except as noted in Note 2 below.

Note 2.  INVESTMENTS IN DEBT SECURITIES

    Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At September 30, 1995, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholders' equity.

  At September 30, 1995, the Company's investments in debt securities were classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a maturity of less than three months at the time of purchase for investments classified as cash equivalents and a maturity of less than one year but greater than three months at the time of purchase for investments classified as marketable securities and restricted funds.

     The following is a summary of the estimated fair value of available for sale securities by balance sheet classification at September 30, 1995:

                                                         ($ in thousands)
                                                         ----------------
Cash equivalents
  Corporate investment grade debt securities                   $  10,646
                                                               =========
Marketable securities
  U.S. Treasury note                                           $     138
  Corporate investment grade debt securities                      55,228
                                                               ---------
                                                               $  55,366
                                                               =========
Restricted funds
  U.S. Treasury note                                           $   1,845
                                                               =========

    The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of September 30, 1995.

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

Note 4.  COMMITMENTS AND CONTINGENCIES

    The Company currently has outstanding approximately $6.2 million in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions. The Company's obligations with respect to these letters of credit are secured by approximately $1.8 million in marketable securities, which have been classified as non-current assets on the consolidated balance sheet of the Company at September 30, 1995.

    The Company was recently advised by a major oil company of the existence of a potential environmental cleanup of a mining site that was disposed of by a subsidiary of the Company to such oil company over 15 years ago. The mining assets of this subsidiary were owned by the Company's subsidiary for only a few years during the 1970s and were sold by the subsidiary to such oil company in 1980. The Company is currently investigating this matter and is unable to predict the impact, if any, that it may have on its liquidity or future results of operations.

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

Note 5.  EARNINGS PER SHARE

    Earnings (loss) per common share were computed by dividing net income
(loss) by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and employee stock options have been considered to be the equivalent of Common Stock for all periods presented. The Non-Interest Bearing Convertible Notes due 1997 were considered a common stock equivalent in the three and nine months ended September 30, 1994, but were not assumed to be converted and all the Common Stock equivalents were not assumed to be converted in the nine months ended September 30, 1994, because the result thereof would be anti-dilutive. The Senior Preferred Stock and all employee stock options were assumed converted in the three and nine months ended September 30, 1995. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as primary earnings per common share for each of the three and nine months ended September 30, 1995 and 1994.

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

    During the first half of 1995, the Company completed the sale of its interest in an exploratory project, a producing property in South Texas, various non-producing properties and surplus equipment and inventory for an aggregate consideration of approximately $1.1 million. The sale of the exploratory project and producing and non-producing properties resulted in a net gain of approximately $383 thousand for the nine month period ended September 30, 1995. No gain or loss was realized on the surplus equipment and inventory sale.

    Other income for the nine months ended September 30, 1995, included charges of $490 thousand incurred primarily in the second quarter of 1995 relating to severance and other costs associated with the reduction of the Company's staff. The charges were made as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994.

Note 7.  ACQUISITION

    On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company with facilities in Hattiesburg, Mississippi, for approximately $78 million, subject to certain adjustments. The acquisition was funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan due on November 17, 1995 (see Note 8). FRGC's storage facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately
2.0 Bcf consists of base gas. FRGC's facility interconnects with Transco, Koch Gateway, Tennessee Gas and AIM pipelines.

     The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of FRGC are included in the Company's consolidated statement of operations from the acquisition date.

     The following supplemental unaudited proforma information reflects condensed results of operations of the Company as though FRGC had been acquired at January 1, 1994, and as though the disposition of substantially all of the Company's crude oil and natural gas properties (which occurred on December 30, 1994) had occurred as of January 1, 1994. Such information does not purport to be indicative of the results of operations of the Company that would actually have occurred had FRGC been acquired as of the beginning of the respective periods, had substantially all of the Company's crude oil and natural gas properties been sold as of January 1, 1994, or of the future results of operations that will be obtained from the acquisition.

                                                 Pro Forma
                                             Nine Months Ended
                                   --------------------------------------
                                   September 30, 1995  September 30, 1994
                                   ------------------  ------------------
                                  (In thousands except Per Share Amounts)
     Total Revenues                    $      12,405       $       9,468
                                       =============       =============
     Net Income                        $       2,115       $         867
                                       =============       =============
     Income per Common and  Common
       Stock Equivalent Share
         Primary                       $         .78       $         .33
                                       =============       =============
         Fully diluted                 $         .78       $         .33
                                       =============       =============

Note 8.  FINANCING AGREEMENT

    On June 16, 1995, the Company entered into a Term Note and Agreement (the "Term Note") with a commercial bank which provided a $60 million short-term loan for the acquisition of FRGC. The Term Note has a current maturity date of November 17, 1995, and is expected to be refinanced during the fourth quarter with longer term nonrecourse debt or other nonrecourse financing, including a possible sale of future receivables. The interest rate of the Term Note is based on the Eurodollar Rate (as defined) plus 1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should assist in a further understanding of the Company's financial condition as of September 30, 1995, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1994, should be read in conjunction with this discussion.

GENERAL

    In the fourth quarter of 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties for an aggregate net cash consideration of approximately $97.0 million, including $1.3 million received in April 1995 as a post-closing purchase price adjustment. Although the Company retained various crude oil and natural gas exploratory prospects and its interest in a crude oil enhancement project being pursued in the former Soviet Union, the disposition of the Company's producing crude oil and natural gas properties resulted in an elimination of all its historic revenues from the sale of crude oil and natural gas.

    On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company with facilities in Hattiesburg, Mississippi, for approximately $78 million. FRGC's storage facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately 2.0 Bcf consists of base gas. FRGC's facility interconnects with Transco, Koch Gateway, Tennessee Gas and AIM pipelines.

    The FRGC acquisition was funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan with a maturity date of November 17, 1995. The Company currently intends to refinance this loan on a long term basis utilizing nonrecourse and other similar financing.

    As of September 30, 1995, the Company had available to it more than $67 million in cash and other liquid assets for future acquisitions. Such acquisitions will focus on income generating businesses and assets without limitation on the type of business or industry. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity if desirable.

    As a result of the significant changes the Company has undergone since the disposition of its crude oil and natural gas properties to Apache Corporation in December 1994, the results of operations for the periods presented herein may not be comparable.

LIQUIDITY CAPITAL RESOURCES

    At September 30, 1995, the Company had marketable securities of approximately $55.4 million and cash and cash equivalents of approximately $12.3 million compared to $75.5 million in cash and cash equivalents at December 31, 1994. The reduction in cash and cash equivalents from December 31, 1994, reflects the investment of the Company's net proceeds from the sale of its crude oil and natural gas properties in 1994 to purchase marketable securities and to fund a portion of the Company's acquisition of FRGC. The Company also had $1.8 million in restricted funds at September 30, 1995, securing certain outstanding letters of credit.

    As described above, on June 19, 1995, the Company acquired FRGC. In connection with this acquisition, the Company borrowed $60 million in the form of a bridge loan with a current maturity date of November 17, 1995. The Term Note is expected to be refinanced during the fourth quarter of 1995 with longer term nonrecourse debt or other nonrecourse financing, including a possible sale of future receivables. To the extent such financing were not to become available by the maturity date of the bridge loan, the Company believes that alternative financing would be available.

    The borrowings effected to consummate the acquisition of FRGC resulted in an increase in the Company's current liabilities from $5.5 million at December 31, 1994, to $62.7 million at September 30, 1995. At September 30, 1995, the Company's working capital position declined from $75.7 million at December 31, 1994, to $6.1 million. This decline was primarily related to the increase in the Company's current liabilities.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in short term United States government securities and investment grade commercial paper having maturities of up to one year. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

    The Company believes that it has sufficient capital resources available to it to conduct its ongoing operations and to pursue new acquisitions and other opportunities. Future acquisitions may require additional borrowings and/or the issuance of equity.

RESULTS OF OPERATIONS

  GENERAL

    The Company recorded net income for the three and nine months ended September 30, 1995, of $590 thousand, $.22 per share, and $979 thousand, $.36 per share, respectively, compared to net income of $110 thousand, $.04 per share, and a net loss of $1.2 million, $.49 per share, for the comparative periods in 1994. Revenues for the three and nine months ended September 30, 1995, were primarily attributable to gas storage activities and investment income from the investment by the Company of cash received on the disposition of its crude oil and natural gas properties in late 1994. Results for the nine months ended September 30, 1995, also included a net gain of approximately $.9 million from the sale of assets primarily in the first quarter and charges of $490 thousand incurred primarily during the second quarter for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of the Company's crude oil and natural gas properties in the fourth quarter of 1994. The Company did not reflect any sales of crude oil and natural gas during the three and nine months ended September 30, 1995, due to the 1994 disposition of its crude oil and natural gas properties. The sales of crude oil and natural gas for the three and nine months ended September 30, 1994, were $7.5 million and $22.0 million, respectively.

    The Company recognized $3.3 million in revenues from gas storage activities during the period of June 19, 1995, through September 30, 1995, as a result of its acquisition of FRGC. Future results are expected to benefit from additional gas storage revenues as the operations of FRGC are consolidated with those of the Company. Operating expenses for the three and nine months ended September 30, 1995, included $348 thousand and $397 thousand, respectively, associated with the Company's newly acquired gas storage operations. Operating expenses and exploration cost for the comparable 1994 period primarily related to crude oil and natural gas exploration and production activities.

  INVESTMENT INCOME

    The Company's investment income for the three and nine month periods ended September 30, 1995, were approximately $1.0 million and $3.7 million, respectively, compared to approximately $183 thousand and $519 thousand, respectively, for the comparative periods in 1994. The level of investment income for the nine month period ended September 30, 1995, reflects the average investment in debt securities of approximately $75.5 million. Average interest rate received by the Company during the nine months ended September 30, 1995, was 6.27%. The Company's investments of its liquid assets are currently in investment grade commercial paper and short term government securities.

  OTHER INCOME

    Other income for the nine months ended September 30, 1995, included a net gain of $860 thousand from the disposition of the Company's proportionate share of the net proceeds of asset sales from the Company's partnerships, the sale of an exploratory prospect and the final liquidation and disposition of various surplus equipment and inventory. Other income for the nine months ended September 30, 1995, also included charges of $490 thousand incurred primarily in the second quarter of 1995 relating to severance and other costs associated with the reduction of the Company's staff. The charges were made as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994. Other income for the nine months ended September 30, 1994, was $627 thousand.

  DEPRECIATION, DEPLETION AND IMPAIRMENT

    Depreciation, depletion and impairment declined substantially in the three and nine month periods ended September 30, 1995, to $688 thousand and $919 thousand, respectively, from $2.8 million and $8.1 million, respectively, for the comparative periods in 1994. Such declines were attributable to the Company's 1994 disposition of the Company's crude oil and gas properties. Current depreciation charges are primarily associated with the Company's natural gas storage facility and other assets acquired in June 1995, which have a substantially longer depreciable life than the Company's historical crude oil and natural gas properties.

  INTEREST AND DEBT EXPENSE

    The Company's interest and debt expense for the three and nine month periods ended September 30, 1995, were $1.1 million and $1.2 million, respectively, and reflected the effect of borrowing $60 million on June 16, 1995, for the acquisition of FRGC. The Company had no interest and debt expense prior to the borrowing for the acquisition of FRGC due to the repayment of substantially all of its outstanding debt at year end 1994. Interest and debt expense in future quarters will be dependent upon the specific form in which the Company refinances its acquisition debt for FRGC as well as other financings that may be effected in the future for acquisitions. Interest and debt expense for the three and nine month periods ended September 30, 1994, were $675 thousand and $2.1 million, respectively.

  GENERAL AND ADMINISTRATIVE EXPENSE

    The Company's general and administrative expense for the three and nine month periods ended September 30, 1995, decreased approximately $492 thousand and $1.0 million, respectively, as compared to the same periods in 1994. The decrease in general and administrative expenses reflected the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994. The staff reductions continued through the first two quarters of 1995 as the Company completed various post-closing matters associated with the sale. The staff reductions are now substantially complete. The decline in general and administrative expenses realized during the nine month period ended September 30, 1995, was partially offset by certain transitional expenses and costs relating to the Company's Russian operations. The Company, however, has taken actions to reduce its expenses relating to its Russian operations. General and administrative expense also included approximately $118 thousand for the settlement of various lawsuits during the first quarter of 1995.

  TAXES AND QUASI-REORGANIZATION ADJUSTMENT

    The results for the three and nine month periods ended September 30, 1995, included a provision in lieu of income taxes of $381 thousand and $627 thousand, respectively. The Company had a provision in lieu of income taxes of $74 thousand for the three month period ended September 30, 1994, and an income tax benefit of $793 thousand for the nine month period ended September 30, 1994.

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

  OTHER MATTERS

    The Company was recently advised by a major oil company of the existence of a potential environmental cleanup of a mining site that was disposed of by a subsidiary of the Company to such oil company over 15 years ago. The mining assets of this subsidiary were owned by the Company's subsidiary for only a few years during the 1970s and were sold by the subsidiary to such oil company in 1980. The Company is currently investigating this matter and is unable to predict the impact, if any, that it may have on its liquidity or future results of operations.

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

      4.2   Term and Note Agreement dated June 16, 1995, between the
             Company and Texas Commerce Bank, National Association
             (Reference is made to Report on Form 10-Q filed by the Company for the period ended June 30, 1995).

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

      *11   Computation of Earnings (Loss) Per Common Share.

      *27   Financial Data Schedule


  (b) Reports on Form 8-K

      None

_______________________
(a) Management Incentive Compensation Plans
 *  Filed herein

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 1995.

                                            CRYSTAL OIL COMPANY




                                   BY:        /S/ J. N. AVERETT, JR.
                                       ------------------------------------
                                                  J. N. Averett, Jr.
                                                      President
                                                     and Director
                                            (Principal Executive Officer)




                                   BY:        /S/ J. A. BALLEW
                                       ------------------------------------
                                                  J. A. Ballew
                                              Senior Vice President,
                                                  Treasurer, and
                                             Chief Financial Officer




                                   BY:       /S/ PAUL E. HOLMES
                                       ------------------------------------
                                                 Paul E. Holmes
                                            Vice President/Controller
                                          (Principal Accounting Officer)