Form 10-K405
period 1995-12-31
CRYSTAL OIL CO
filed 1996-03-25
CIK 745907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                COMMISSION FILE NUMBER 1-8715

                              CRYSTAL OIL COMPANY
             (Exact name of registrant as specified in its charter)

              LOUISIANA                             72-0163810
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)            Identification Number)
    229 MILAM STREET, SHREVEPORT,                      71101
              LOUISIANA
   (Address of principal executive                  (Zip Code)
               offices)
            Registrant's telephone number, including area code:
                              (318) 222-7791
        Securities registered pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                               ON WHICH REGISTERED
-----------------------------------------------------  -------------------------------------------
COMMON STOCK $.01 PAR VALUE                            AMERICAN STOCK EXCHANGE, INC.
                                                       PACIFIC STOCK EXCHANGE, INCORPORATED
$.06 SENIOR CONVERTIBLE                                PACIFIC STOCK EXCHANGE, INCORPORATED
 VOTING PREFERRED STOCK
 (NON-CUMULATIVE), $.01 PAR VALUE
$.075 WARRANTS                                         PACIFIC STOCK EXCHANGE, INCORPORATED
$.10 WARRANTS                                          PACIFIC STOCK EXCHANGE, INCORPORATED
$.125 WARRANTS                                         PACIFIC STOCK EXCHANGE, INCORPORATED
$.15 WARRANTS                                          PACIFIC STOCK EXCHANGE, INCORPORATED
$.25 WARRANTS                                          PACIFIC STOCK EXCHANGE, INCORPORATED

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

    As of March 19, 1996, 2,654,042 shares of Common Stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant (based upon the latest closing price prior to March 19, 1996, of such shares on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Incorporated) held by non-affiliates of the registrant was approximately $37.1 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENTS                                          REFERENCE TO THIS REPORT
---------------------------------------------------------  ---------------------------------------------------------
           Proxy Statement for Annual Meeting                                      Part III
           of Shareholders to be held in 1996

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / / X

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1.     Business.......................................................................................           2
            The Company....................................................................................           2
            Business.......................................................................................           3
            Natural Gas Storage and Transportation.........................................................           3
            Sales, Customers and Contracts.................................................................           4
            Crude Oil and Natural Gas Exploration and Production...........................................           5
            Drilling Activities............................................................................           5
            Other Business Information.....................................................................           6
            Foreign Operations.............................................................................           6
            Competition....................................................................................           7
            Employees......................................................................................           7
            Regulation.....................................................................................           7
            Gas Storage and Transportation.................................................................           7
            Environmental Matters..........................................................................           7
Item 2.     Properties.....................................................................................           9
            Other Properties...............................................................................           9
Item 3.     Legal Proceedings..............................................................................           9
Item 4.     Submission of Matters to a Vote of Security Holders............................................           9

                                                        PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          10
            Price Range of Common Stock....................................................................          10
            Dividends......................................................................................          10
Item 6.     Selected Financial Data........................................................................          11
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          12
            General........................................................................................          12
            Results of Operations..........................................................................          13
            General........................................................................................          13
            Crude Oil and Natural Gas Exploration and Production...........................................          14
            Investment Income..............................................................................          15
            Net Gain on Sale of Fixed Assets...............................................................          15
            Depreciation, Depletion and Amortization.......................................................          16
            General and Administrative Expense.............................................................          16
            Taxes and Quasi-Reorganization Adjustment......................................................          16
            Liquidity and Capital Resources................................................................          17
            Other Matters..................................................................................          18
Item 8.     Consolidated Financial Statements and Supplementary Data.......................................          20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          49

                                                        PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          49
Item 11.    Executive Compensation.........................................................................          49
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          49
Item 13.    Certain Relationships and Related Transactions.................................................          49

                                                        PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          50
Signatures.................................................................................................          54

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

    Crystal Oil Company, a Louisiana corporation (the "Company"), is an acquisition company that currently owns and operates through wholly owned subsidiaries a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Facility") and holds various interests in crude oil and natural gas properties in Texas and Louisiana. The Company actively reviews acquisition opportunities, both within and outside the energy industry, with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the Company's large net operating loss carryforwards and other tax benefits.

    The Company was historically a crude oil and natural gas exploration and development company. In the fourth quarter of 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties for approximately $98 million and applied a portion of the proceeds to prepay all of its outstanding indebtedness. In connection with this disposition, the Company embarked on an acquisition program aimed at identifying assets that would generate income for the Company on a current basis and would benefit from the Company's tax position as well as present the opportunity for capital appreciation.

    In June 1995, the Company completed its first acquisition under this program through the acquisition of First Reserve Gas Company ("FRGC") for approximately $78.5 million. FRGC's principal asset is the Hattiesburg Facility. The Hattiesburg Facility is a natural gas storage facility that was constructed in 1991 and consists of three salt-dome caverns with a total storage capacity of
5.5 billion cubic feet ("Bcf") of natural gas, of which 3.5 Bcf is working gas and 2.0 Bcf is base gas.

    The acquisition of FRGC was funded with the Company's available cash and a $60 million short-term bridge loan. In November 1995, the Company refinanced this loan through a sale to a newly formed business trust of approximately five years of future accounts receivable to be generated from the operations of the Hattiesburg Facility and $36.5 million in long-term debt, the recourse of which is primarily limited to FRGC and the Hattiesburg Facility. These transactions resulted in net proceeds to the Company of approximately $58 million, net of financing costs.

    The acquisition of FRGC and the subsequent refinancing thereof resulted in the Company reevaluating its tax assets for accounting purposes in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the 1995 accounts receivable sale. This evaluation resulted in an upward adjustment to the Company's stockholders' equity of $22.3 million. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization.

    As of December 31, 1995, the Company had $65.3 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no material debt other than the debt directly associated with and primarily recourse to FRGC and the Hattiesburg Facility.

    The Company was incorporated in 1926 under the laws of the State of Maryland and reincorporated in the State of Louisiana in 1984. On October 1, 1986, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code and on December 31, 1986, the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division, confirmed the Company's Second Amended and Restated Plan of Reorganization (the "Plan of Reorganization"). The Plan of Reorganization was consummated on January 30, 1987, and distributions to creditors and shareholders were thereafter made. The Company accounted for its reorganization as a quasi-reorganization and restated its assets and liabilities to reflect their estimated fair market value as of December 31, 1986.

    The Company's executive offices are located at 229 Milam Street, Shreveport, Louisiana 71101, and its telephone number is (318) 222-7791. Except as otherwise indicated by the context, the terms "Company" and "Crystal", as used herein, mean Crystal Oil Company and its consolidated subsidiaries.

                                    BUSINESS

    The Company's operations currently consist of two business segments: (i) natural gas storage and transportation and (ii) exploration and development of crude oil and natural gas. The Company disposed of substantially all of its crude oil and natural gas properties in 1994 and acquired its natural gas storage and transportation business in 1995. Although the Company engaged in crude oil and natural gas exploration and development activities in 1995, these activities were limited to a prospect development program, which the Company retained from its 1994 sale. The Company's interest in such activities was that of an investor and not an operator. Accordingly, the Company's operations and sources of income in 1995 were significantly different and based on a fundamentally different asset base than in prior years and results between periods may not be comparable.

    Note R sets forth certain financial information for each of the Company's segments for the years ended December 31, 1995, 1994 and 1993.

                     NATURAL GAS STORAGE AND TRANSPORTATION

    The Company's natural gas storage and transportation operations are currently conducted through FRGC and limited to the ownership and operation of the Hattiesburg Facility and related assets. The Hattiesburg Facility provides its customers with critical natural gas supply security through a combination of strategic geographic location, pipeline access and operating flexibility. The location of the facility in southeastern Mississippi is favorable due to its proximity to various natural gas pipeline systems, natural gas supplies and markets. The salt dome facility also allows rapid cycling of working natural gas volumes through high levels of sustained injection and withdrawal volumes. As a result, the working capacity of natural gas serves as a reserve for peak day delivery service, pipeline transportation balancing and certain spot-gas purchasing strategies. The entire working storage capacity is fully subscribed to twelve customers under firm storage capacity contracts expiring in 2005.

    The Hattiesburg Facility was constructed in 1991 through a conversion of a propane storage facility built in the early 1970s and the leaching of an additional cavern in 1991. The Hattiesburg Facility is located on a 73 acre tract outside of Hattiesburg, Mississippi, and consists of three salt caverns with storage capacity of 5.5 Bcf of natural gas. The Hattiesburg Facility is designed to handle 3.5 Bcf of working gas capacity and 2.0 Bcf of base gas. Working gas capacity refers to natural gas storage capacity available to the customers of the facility. Base gas refers to that gas which is generally owned by the facility and necessary to be in the facility to maintain the deliverability pressure of the facility.

    The Hattiesburg Facility is situated on top of a natural salt dome and utilizes three leached caverns for the storage of natural gas. The Hattiesburg Facility has a maximum injection capacity in excess of 175 million cubic feet ("Mmcf") of natural gas per day and a maximum withdrawal capacity in excess of 350 Mmcf of natural gas per day. The ability of the Hattiesburg Facility to handle these high levels of injections and withdrawals of natural gas makes the facility well suited for customers who desire the ability to meet short duration load swings and to cover major supply interruption events, such as hurricanes and temporary losses of production. The high injection and withdrawal rates also allow customers to take advantage of price savings in natural gas by allowing for quick delivery. The characteristics of the salt dome at the Hattiesburg Facility permit sustained periods of high delivery, the ability to quickly switch from full injection to full withdrawal and provides an impermeable storage medium.

    The location of the Hattiesburg Facility is strategically located near various major pipelines serving the Northeastern and Southeastern natural gas markets. The Company owns 26.5 miles of intrastate pipelines connecting the Hattiesburg Facility to major pipelines in the surrounding area. Customers can cost-effectively transport significant volumes of natural gas through direct interconnects with Transcontinental Gas Pipe Line, Tennessee Gas Pipeline, Koch Gateway Pipeline and the Associated Natural Gas systems and indirect interconnects to the Texas Eastern Transmission, Southern Natural Gas and Florida Gas Transmission systems. Natural gas from the facility also enters the connected pipelines downstream of the capacity constrained segments of these systems thereby providing ready access to major natural gas markets.

    The Hattiesburg Facility and related assets are currently pledged to secure the indebtedness to refinance the Company's acquisition of FRGC as well as certain obligations of the Company in regard to the 1995 sale of Hattiesburg Facility receivables. The Company has also pledged its interest in the firm storage contracts relating to the facility and the stock of FRGC to secure the payment and performance of such obligations.

SALES, CUSTOMERS AND CONTRACTS

    The Company provides both storage and related transportation services on an "unbundled" basis that permit customers to contract for storage space, injection and withdrawal capacities and transportation. These services are currently provided on a firm and interruptible basis to local distribution companies, pipelines, marketers and producers. In a firm basis contract, the user pays a charge for the availability of the storage space and of the injection and withdrawal rights regardless of whether the space or injection and withdrawal capacity is actually used. In an interruptible arrangement, the user customarily pays a per diem fee because the facility may be unable to make the storage, injection or withdrawal capacities available if the facility or a customer with a firm contract requires the space or the use of the facilities. The number of contracts and their terms for a given storage cavern will depend upon the physical limitations of available space and injection and withdrawal capacity.

    The rates charged by the Company at the Hattiesburg Facility for its services are negotiated rates subject to regulation by the Mississippi Public Service Commission (the "MPSC"). Such rates are based on various factors, including cost of capital and rates of return. The Hattiesburg Facility is not subject to regulation by the Federal Energy Regulatory Commission ("FERC"). See Regulations.

    The entire working gas capacity at the Hattiesburg Facility is currently fully subscribed on a firm basis under long-term contracts expiring in 2005. The rates under the contracts have all been approved by the MPSC. The Company and the customers have each agreed not to seek any rate adjustment prior to the year 2000. The customers under these contracts consist of eight local natural gas distribution companies, two major natural gas producers and two natural gas marketers. During 1995, the Company had one customer (Public Service Electric and Gas of New Jersey) which accounted for 10% of total revenues. In respect to the natural gas storage segment, the Company had four customers with sales in excess of 10% of revenues from gas storage services. These customers were Public Service Electric and Gas of New Jersey (18%), Consolidated Edison of New York (16%), Brooklyn Union Gas Company (11%) and Piedmont Natural Gas Company (11%).

    The Company realized $6.3 million in revenues from gas storage services during the period of June 19, 1995, through December 31, 1995. Revenues from gas storage services represented 54.8% of total revenues in 1995.

    In November 1995, the Company sold for $42.7 million the right to the receivables to be created under its natural gas storage contracts through June 2000 to a trust established by the Company and of which the Company acquired a 47.3% non-voting subordinated interest for $20.2 million. This sale did not involve transfer or sale of any of the contracts or a disposition of any of the Company's rights in the Hattiesburg Facility.

    Since acquiring FRGC, the Company has actively marketed interruptible storage at the facility as well as additional "winter firm" storage that is available during the winter months due to expanded capacity from seasonable temperature variations. Interruptible service utilizes the unused storage capacity at the Hattiesburg Facility, which during 1995 ranged from no availability to 57% of total working gas capacity and averaged 30% over the year. The Company is also reviewing other potential pipeline connections at the Hattiesburg Facility that could be used to enhance the value of the facility and its desirability to current and future customers.

              CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

    With the disposition of substantially all of the Company's domestic crude oil and natural gas properties in the fourth quarter of 1994, the Company's current exploration and development activities are limited to its participation in a prospect development and exploration program with two industry partners. The Company's investment in this program is limited in amount and scope.

    Prior to the Company's disposition of substantially all of its domestic crude oil and natural gas properties in 1994, the Company's exploration and production activities were concentrated in Louisiana and its offshore waters, Texas and Arkansas. Within these areas, exploration and development activity was primarily focused on development of the Company's interest in the Southeast Pass field in Plaquemines Parish, Louisiana (which was acquired in late 1992) and the Company's Vernon field in North Louisiana. The Company also held significant fee properties and royalty interest in South Louisiana through its Vermilion Bay Land Company subsidiary.

    Production of crude oil and natural gas was not significant during 1995 as new wells under the prospect development and exploration program were completed in the third and fourth quarters of 1995. The Company's net volumes of crude oil (including condensate and liquefied petroleum gases) and natural gas produced and sold from working and royalty interests and the average prices received by the Company for the years ended December 31, 1995, 1994 1993 are shown below.

                                                                                          AVERAGE PRICE
                                                                      VOLUME                 PER UNIT
                                                              ----------------------  ----------------------
                                                              BARRELS OF              BARRELS OF
                                                                OIL AND       MCF       OIL AND       MCF
                   YEAR ENDED DECEMBER 31                     CONDENSATE    OF GAS    CONDENSATE    OF GAS
------------------------------------------------------------  -----------  ---------  -----------  ---------
                                                                  (IN THOUSANDS)
1995........................................................           2           8   $   19.00   $    2.38
1994........................................................         969       7,349       15.84        1.83
1993........................................................       1,106       7,550       17.12        1.98

    The average production cost (including severance tax) per equivalent barrel (natural gas converted to barrels on a 6 Mcf to 1 barrel basis) from crude oil and natural gas producing activities during 1995, 1994 and 1993 was approximately $4.99, $5.36 and $5.09, respectively.

    Absent the addition of new reserves through discovery and acquisition, the production of crude oil and natural gas expected in 1996 will be limited to the Company's participation in the drilling activities under a prospect development program.

DRILLING ACTIVITIES

    During 1995, the Company's capital expenditures for exploration and development activities were $1.0 million compared to $12.1 million and $7.8 million during 1994 and 1993, respectively. Included in expenditures for 1995, 1994 and 1993 were approximately $50 thousand, $2.4 million and $1.3 million in exploration costs, respectively. The exploration costs in 1995 were for the abandonment of an exploration prospect. Capital expenditures for 1994 were primarily associated with the Company's Vernon field. Expenditures for exploration and development activities for 1996 are currently budgeted at approximately $1.1 million and relate solely to the Company's prospect development program.

    The following table sets forth the Company's interest in both development and exploratory wells and the working interest completions for each of the following years:

                               EXPLORATORY WELLS

                                                                                  WORKING INTEREST COMPLETIONS
                                  NUMBER OF WELLS            ----------------------------------------------------------------------
                                  PARTICIPATED IN
                                   BY THE COMPANY                     OIL                     GAS                     DRY
                         ----------------------------------  ----------------------  ----------------------  ----------------------
YEAR ENDED DECEMBER 31         GROSS              NET           GROSS        NET        GROSS        NET        GROSS        NET
-----------------------  -----------------  ---------------  -----------  ---------  -----------  ---------  -----------  ---------
1995...................              1               .05         --          --               1         .05      --          --
1994...................              4               .80         --          --          --          --               4          .8
1993...................              2               .70         --          --          --          --               2          .7


                             NET
                             WELL
                           SUCCESS
YEAR ENDED DECEMBER 31       RATE
-----------------------  ------------
1995...................         100%
1994...................       --   %
1993...................       --   %

                               DEVELOPMENT WELLS

                                                                              WORKING INTEREST COMPLETIONS
                                NUMBER OF WELLS          ----------------------------------------------------------------------
                                PARTICIPATED IN
                                 BY THE COMPANY                   OIL                     GAS                     DRY
                         ------------------------------  ----------------------  ----------------------  ----------------------
YEAR ENDED DECEMBER 31        GROSS            NET          GROSS        NET        GROSS        NET        GROSS        NET
-----------------------  ---------------  -------------  -----------  ---------  -----------  ---------  -----------  ---------
1995...................             1             .05        --          --               1         .05      --          --
1994...................             6            2.30             1          .1           5        2.20      --          --
1993...................            11            4.80             7         3.9           3         .70           1          .2


                             NET
                             WELL
                           SUCCESS
YEAR ENDED DECEMBER 31       RATE
-----------------------  ------------
1995...................         100%
1994...................         100%
1993...................          96%

                    TOTAL EXPLORATORY AND DEVELOPMENT WELLS

                                                                                WORKING INTEREST COMPLETIONS
                                 NUMBER OF WELLS           ----------------------------------------------------------------------
                                 PARTICIPATED IN
                                  BY THE COMPANY                    OIL                     GAS                     DRY
                         --------------------------------  ----------------------  ----------------------  ----------------------
YEAR ENDED DECEMBER 31        GROSS             NET           GROSS        NET        GROSS        NET        GROSS        NET
-----------------------  ---------------  ---------------  -----------  ---------  -----------  ---------  -----------  ---------
1995...................             2               .1         --          --               2          .1      --          --
1994...................            10              3.1              1          .1           5         2.2           4          .8
1993...................            13              5.5              7         3.9           3          .7           3          .9


                             NET
                             WELL
                           SUCCESS
YEAR ENDED DECEMBER 31       RATE
-----------------------  ------------
1995...................         100%
1994...................          74%
1993...................          84%

    At December 31, 1995, the Company had proved developed reserves of 77 thousand barrels of crude oil and 633 Mmcf of natural gas with a present value of future net revenues of approximately $2.4 million. The Company also had .09 net (2 gross) exploratory wells in progress as of December 31, 1995.

                           OTHER BUSINESS INFORMATION

FOREIGN OPERATIONS

    In 1993, the Company entered into an agreement with the Orenburgneft Production Association ("Orenburgneft") in Orenburg, Russia, to form a closed stock corporation owned equally by Crystal and Orenburgneft. To date, this joint venture has been unable to obtain regulatory approval. As a result, the Company has curtailed its activities in Russia pending Orenburgneft's ability to obtain regulatory approval of the joint venture or the proposal of an alternative venture that would be economically viable under the laws of the Russian Federation. The Company does not currently expect that its operations in the Russian Federation will be significant in the future.

COMPETITION

    The Hattiesburg Facility competes with other forms of natural gas storage including other salt dome storage facilities, depleted reservoir facilities and pipelines. Competition is primarily based on location, the ability to deliver gas in a timely and reliable manner and cost. Many of the Company's competitors are significantly larger and have greater capital resources than the Company.

    Currently, all of the storage capacity at the Hattiesburg Facility is fully subscribed on a firm basis under long-term contracts extending through the year 2005. As a result, competition with respect to the Hattiesburg Facility is primarily limited to the Company's interruptible storage services. The interruptible storage services provided by the Company compete with other interruptible services provided by competitors as well as firm storage provided by other facilities.

    The Company believes that the location of the Hattiesburg Facility, combined with the existence of the long-term contracts for storage at the Hattiesburg Facility, allows the Company to compete effectively with other companies for natural gas storage. Once the Company's firm storage contracts have expired, the Company will have greater competition for storage at the Hattiesburg Facility. Such competition will be dependent upon the nature of the market existing at that time.

EMPLOYEES

    At December 31, 1995, the Company employed 26 persons, including officers. In connection with the disposition of assets during the fourth quarter of 1994 and first quarter of 1995, the Company significantly reduced its number of employees. None of the Company's employees are represented by a labor union.

                                   REGULATION

GAS STORAGE AND TRANSPORTATION

    Hattiesburg Industrial Gas Sales Company ("HIGS"), which serves as operator of the Hattiesburg Facility, is a regulated utility under the jurisdiction of the MPSC. Accordingly, the rates charged for natural gas storage services are subject to approval from the MPSC. The present rates of the firm long-term contracts were approved in 1990 and are subject to redetermination in the year 2000. Under the redetermination process, the Company has the right, upon its election, or shall be obligated, upon request of the customers, to submit cost of service information to the MPSC for a review of the rates charged and to request a determination by the MPSC of a rate for the remaining term of the firm contracts.

    A portion of the Company's natural gas storage business is also subject to a limited jurisdiction certificate issued by FERC under Section 7(c) of the Natural Gas Act. The FERC certificate authorizes the Company to provide storage services on behalf of interstate pipelines and local distribution companies for natural gas that may be ultimately consumed outside of the State of Mississippi. The Company has been authorized by FERC to charge for storage services provided under the certificate at the rates approved by the MPSC.

ENVIRONMENTAL MATTERS

    The Company's activities in connection with the operation of the natural gas storage facility are also subject to environmental and safety regulation of federal and state authorities including the State of Mississippi Department of Environmental Quality. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution. Management believes that the Company has obtained and is in current compliance with the applicable environmental regulations in respect of its natural gas storage operations.

    The Company, as an entity that has been involved in the exploration, development and production of crude oil and natural gas, has certain obligations based on federal, state and local regulations concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. These environmental obligations include the remediation or mitigation of the effects on the environment of the disposal or release of certain chemical and petroleum substances at certain properties previously owned or operated by the Company such as crude oil and natural gas fields and other facilities. As part of the Company's agreement with Apache Corporation ("Apache") with respect to the disposition of various of the Company's properties in 1994, Apache assumed various plugging and abandonment costs with respect to the properties acquired. The Company, however, agreed to indemnify Apache for certain environmental liabilities relating to the properties sold to it to the extent a claim is made by June 30, 1996.

    In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental cleanup of a mining site in Colorado that was sold by a subsidiary of the Company to ARCO. The mining assets were owned by the Company's subsidiary for approximately eight years during the 1970s and were sold by the subsidiary to ARCO in 1980. The Company has filed a declaratory action in the Federal District Court for the Northern District of Louisiana, Shreveport Division, seeking a determination that the Company has no liability to ARCO with respect to this site due to, among other things, a contractual agreement between the subsidiary of the Company that sold the property to ARCO's predecessor by merger in which such predecessor agreed that the Company's subsidiary would have no further liability with respect to the properties other than for certain express items. The Company is currently reviewing the scope of the potential cleanup and the cost thereof. Although no specific cost estimates have been made by the Company to date, the Company has been advised by ARCO that the total cost of cleanup could exceed $20 million. The Company intends to vigorously defend this matter.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP"), for environmental cleanup by the Indiana Department of Environmental Management and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Other parties have owned and operated this site since the construction of the refinery in 1946.

    The Company was recently notified by the Department of Transportation of the State of Louisiana ("DOT") that it intends to seek contribution from the Company for the prior cleanup by the DOT of a site located in Shreveport, Louisiana, on which a refinery previously owned by the Company once operated in the 1920s. Other parties which have owned this site or conducted operations at this site have similarly been notified. The DOT is seeking $4.5 million from all PRPs. The Company is engaged in a preliminary review of this matter and, based on such review, believes that any contamination at the site was primarily related to operations or events at the site subsequent to the Company's ownership thereof. The Company currently intends to vigorously defend this matter and has not agreed to any contribution.

    The Company has also recently been advised by the Louisiana Department of Environmental Quality of the potential need for cleanup of 5.5 acres in a 30 acre tract of land outside of Shreveport which the Company owned from 1926 to 1965 and leased to another party that built and operated a crude oil refinery in the 1930s and 1940s. The Company has never owned or operated a refinery at this site and is currently investigating this matter to make a determination as to the potential costs to the Company, if any, of a cleanup of this site.

    Under federal and state environmental laws providing for joint and several liability for environmental cleanup, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. The Company's policy is to accrue environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. In light of the foregoing matters, the Company accrued as of December 31, 1995, $1.5 million for defense and related costs of such matters. Because the forgoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital. Such accrual will be reviewed periodically and adjusted, if necessary, to reflect any additional charges that the Company believes will be probable.

ITEM 2.  PROPERTIES

    For information with respect to the natural gas storage facility and crude oil and natural gas properties see "Item 1. Business -- Natural Gas Storage and Crude Oil and Natural Gas Exploration and Production".

OTHER PROPERTIES

    The general office of the Company in Shreveport, Louisiana, occupies approximately 55,000 square feet in the Crystal Building, which is owned by the Company through a wholly-owned subsidiary. The Company also owns various personal property, including computer equipment, transportation and furniture and fixtures.

ITEM 3.  LEGAL PROCEEDINGS

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Cause No. 79-12012-CA-07. Plaintiff, the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which Crystal Exploration and Production Company, formerly Charter Exploration and Production Company, is the general partner, claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive and the Company believes that the likelihood of a recovery, if any, by Plaintiff in a material amount is remote.

    For information with respect to environmental matters see "Item 1. Business -- Environmental Matters".

    The Company is currently a party to various other lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    The Common Stock is listed on the American Stock Exchange, Inc. (the "AMEX") and the Pacific Stock Exchange, Incorporated. The following table sets forth, for the periods indicated, the reported high and low sales prices per share of the Common Stock. Prices are based upon the closing sale prices reported by the AMEX.

                                                                           1995
                                             -----------------------------------------------------------------
                                                                       QUARTER ENDED
                                             -----------------------------------------------------------------
                                              MARCH 31       JUNE 30        SEPTEMBER 30         DECEMBER 31
                                             ----------     ----------     ---------------     ---------------
High........................................ $   31 1/2     $   34 1/2     $        32 1/4     $        30 5/8
Low.........................................     29 1/4         29 3/4              29 1/2              29 1/8


                                                                           1994
                                             -----------------------------------------------------------------
                                                                       QUARTER ENDED
                                             -----------------------------------------------------------------
                                              MARCH 31       JUNE 30        SEPTEMBER 30         DECEMBER 31
                                             ----------     ----------     ---------------     ---------------
High........................................ $   23         $   24 7/8     $        27 5/8     $        33 3/4
Low.........................................     21 1/2         20 1/8              24 1/2              25 5/8

    On March 19, 1996, the last reported sales price of the Common Stock on the AMEX was $33 5/8 or $33.625 per share. The number of holders of record of the Company's Common Stock as of March 19, 1996, was 457.

                                   DIVIDENDS

    The Company has not paid any dividends on the Common Stock since the third quarter of 1984. Under the terms of the Company's Articles of Incorporation, the Company may not pay dividends on the Common Stock or its $.06 Senior Convertible Voting Senior Preferred Stock (non-cumulative), $.01 par value ("Senior Preferred Stock"), unless (i) there does not exist any superior indebtedness (which includes the Company's existing obligations under various letters of credit issued on behalf of the Company that do not expire until the year 2001 and certain indebtedness relating to the securing therefor), (ii) after giving effect to the payment of such dividends, the Company would have at least $1 in consolidated retained earnings, and (iii) the declaration or payment of such dividends would not violate any applicable law or provision of any material contract to which the Company is a party. As a result of this provision unless such terms are otherwise modified or amended, the above restrictions on the Company's ability to pay dividends on its Common Stock will apply until January 1, 2001. The Company does not anticipate the payment of any dividends with respect to its capital stock in the foreseeable future.

    In conjunction with the issuance in November 1995 of HGSC's 8.12% Senior Guaranteed Notes due 2005, FRGC and its subsidiaries have agreed to various restrictions on the distribution of assets from the FRGC parties to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31
                                                     -----------------------------------------------------------
                                                        1995        1994        1993         1992        1991
                                                     -----------  ---------  -----------  -----------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Selected Financial Data:
  Revenues(1)(2)(3)................................  $    11,518  $  43,523  $    35,940  $    27,531  $  29,003
  Income from operations before extraordinary
   item(2)(4)......................................        1,404      4,426        1,040          229      1,588
  Income per share from operations before
   extraordinary item(4)(5):
    Primary........................................          .52       1.68          .40          .09        .65
  Cash dividends per common share(5)...............      --          --          --           --          --
  At year-end:
    Total assets(1)(2)(6)(7).......................      173,445     91,940      117,334      129,050     96,974
    Long-term obligations(1)(2)(4)(6)(7)...........       37,860        181       22,786       32,038     11,341
    Deferred revenue from sale of future contract
     receivables(1)................................       22,160     --          --           --          --
    Working capital(1)(2)(4)(6)(7)(8)..............       63,444     75,723       14,935       17,836     23,501
    Stockholders' equity(1)........................      110,549     86,287       84,647       82,936     79,880

------------------------
(1) In 1995, the Company acquired FRGC. This acquisition was financed with existing cash, the sale of five years of future storage contract receivables and borrowings under a long-term obligation. In addition, the acquisition resulted in an increase of approximately $24 million to total assets, net of accruals, and stockholders' equity as a result of the recognition and accounting treatment for the actual and expected utilization of certain operating loss and tax credit carryforwards generated prior to the the Company's quasi-reorganization.

(2) In 1994, the Company disposed of substantially all of its crude oil and natural gas properties and related assets for approximately $98 million, net of expenses. This disposition resulted in a $12.5 million net gain on sale of assets, which is included in revenues, and an increase in working capital. In addition, the Company reviewed the carrying value of its remaining assets and liabilities and recorded additional net expense of approximately $854 thousand. The Company also reduced the carrying value of its Russian projects by approximately $2.0 million in the fourth quarter of 1994 in light of the continuing difficulties existing in the Russian Federation.

(3) In 1993, the increase in revenues resulted from the effect of the acquisitions of producing crude oil and natural gas properties during the third and fourth quarters of 1992.

(4) In connection with the Company's 1994 disposition of crude oil and natural gas properties, the Company prepaid substantially all of its indebtedness and recorded an extraordinary charge for the early extinguishment of debt in the amount of approximately $3.8 million ($2.3 million net of taxes).

(5) Per share amounts have been adjusted to reflect a 100-to-one reverse stock split and forward split in the form of a stock dividend of nine shares of Common Stock per share of Common Stock, which were effected on May 29, 1992, and June 1, 1992, respectively.

(6) In 1992, the increase in total assets and long-term obligations resulted primarily from the acquisition of crude oil and natural gas properties and the financing of an acquisition of crude oil and natural gas properties mostly through borrowings under the credit agreement with its banks.

(7) In 1993, the Company utilized existing cash for the prepayment of $5.0 million of long-term obligations, which contributed to a decrease in total assets and working capital.

(8) In 1992, the decrease in working capital was primarily attributable to the increase in the current portion of long-term obligations from the financing of crude oil and natural gas property acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should assist in the understanding of the Company's financial condition as of December 31, 1995, as compared to the last fiscal year, as well as the Company's operating results for the three years ended December 31, 1995. Certain material events affecting the business of the Company are discussed in Items 1 and 3 of this report. The Notes to the Consolidated Financial Statements contain detailed information that should be read in conjunction with this discussion.

GENERAL

    The Company was historically a crude oil and natural gas exploration and development company. In the fourth quarter of 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties for approximately $98 million and applied a portion of the net proceeds to prepay all of its outstanding indebtedness. In connection with this disposition, the Company embarked on an acquisition program aimed at identifying assets that would generate income for the Company on a current basis that would benefit from the Company's tax position as well as present the opportunity for capital appreciation.

    The Company's disposition of properties in 1994 resulted in the Company recognizing a gain on the sale of assets of approximately $12.5 million. This gain was offset by various charges, including reserves with respect to the Company's Russian ventures, the writedown of certain assets to net realizable value and severance and other costs relating to the disposition of the Company's crude oil and natural gas properties. In addition, the Company recognized an extraordinary charge of $2.3 million in 1994 relating to the early extinguishment of debt attributable to its prepayment of its outstanding indebtedness.

    In June 1995, the Company completed its first acquisition following its 1994 asset disposition through the acquisition of FRGC for approximately $78.5 million. FRGC's principal asset was the Hattiesburg Facility. The Hattiesburg Facility is a gas storage facility that was constructed in 1991 and consists of three salt-dome caverns with a total storage capacity of 5.5 Bcf of natural gas, of which 3.5 Bcf is working gas and 2.0 Bcf is base gas.

    The acquisition of FRGC was funded with the Company's available cash and a $60 million short-term bridge loan. In November 1995, the Company refinanced this loan through a sale to a newly formed business trust for $42.7 million of approximately five years of accounts receivable to be generated from the operations of the Hattiesburg Facility and $36.5 million in debt, the recourse of which is primarily limited to FRGC and the Hattiesburg Facility. These transactions resulted in net proceeds to the Company of approximately $58 million, net of financing costs.

    The acquisition of FRGC and the subsequent refinancing thereof resulted in the Company reevaluating its tax assets for accounting purposes in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the 1995 accounts receivable sale. This evaluation resulted in an upward adjustment to the Company's stockholders' equity of $22.3 million. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization.

    As of December 31, 1995, the Company had $65.3 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no debt other than the debt directly associated with and recourse limited to FRGC and the Hattiesburg Facility.

    Future acquisitions will focus on income generating businesses and assets without limitation on the type of business or industry. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity if desirable.

    As a result of the significant changes the Company has undergone since the disposition of its crude oil and natural gas properties in the fourth quarter of 1994, the results of operations for the periods presented herein may not be comparable.

RESULTS OF OPERATIONS

    GENERAL

    The following sets forth a discussion of the Company's results of operations for the years ended December 31, 1995, 1994 and 1993. Results for each of 1995, 1994 and 1993 included various items which make a comparison of such years difficult. In this regard, income during 1995 was primarily attributable to six months of operations of the Company's natural gas storage operations and interest income on the Company's available cash. Income in 1994 related principally to the Company's crude oil and natural gas operations and was significantly affected by the one-time gains and charges relating to the Company's disposition of properties in the fourth quarter of 1994. Results in 1993 were generally unaffected by unusual items and related to the Company's crude oil and natural gas activities.

    The Company recorded revenues of $11.5 million, $43.5 million and $35.9 million in 1995, 1994 and 1993, respectively. Revenues for 1995 were primarily attributable to gas storage activities ($6.3 million) and investment income
($4.7 million) from the investment by the Company of cash received on the disposition of its crude oil and natural gas properties in the fourth quarter of 1994. Future results are expected to benefit from additional natural gas storage revenues as the operations of FRGC are consolidated with those of the Company. Results for 1995 also included a net gain of approximately $.9 million from the sale of assets primarily in the first quarter and charges of $484 thousand incurred primarily during the second quarter for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of the Company's crude oil and natural gas properties in the fourth quarter of 1994.

    Revenues for 1994 and 1993 were primarily attributable to sales of crude oil and natural gas. Revenues from crude oil and natural gas were $57 thousand, $28.8 million and $33.9 million in 1995, 1994 and 1993, respectively. Revenues for 1994 also included a $12.5 million net gain from the disposition of crude oil and natural gas properties. In addition, the Company also recorded approximately $1.4 million in other income in 1994, of which $600 thousand related to net gains on the settlement of various interest rate and commodity swaps.

    The Company recorded total costs and expenses of $9.2 million, $36.3 million and $34.3 million in 1995, 1994 and 1993, respectively. In 1995, total costs and expenses included $587 thousand associated with the Company's newly acquired gas storage operations. Total costs and expenses in 1994 and 1993 primarily related to crude oil and natural gas exploration and production activities. Expenses for 1994 also included a writeoff of $2.5 million on various properties held by the Company relating to its crude oil and natural gas operations and $2.0 million relating to the Company's Russian projects.

    Interest expense was $2.3 million for 1995, compared to $2.8 million for 1994 and $3.6 million for 1993. The reduction in interest expense results in the overall reduction of average debt obligation from period to period and the restructuring of the Company's debt obligations due to the purchase of FRGC in June 1995. The recent financing of FRGC relating to the Hattiesburg Facility will result in increased interest expense and the addition of expense associated with the amortization of the discount on the sale of the future storage accounts receivable.

    The Company recorded net income of $1.4 million, or $.52 per share, in 1995, net income before extraordinary item of $4.4 million, or $1.68 per share, in 1994 and net income of $1.0 million, or $.40 per share, in 1993. The Company recognized an extraordinary charge of $2.3 million in 1994 for the early extinguishment of debt, which reduced net income for 1994 to $2.1 million, or $.80 per share.

    The net effect of the Company's disposition of substantially all of its crude oil and natural gas assets in December 1994 before $2.5 million in income taxes is set forth in the chart below:

                                                                                      AMOUNT
                                      ITEM                                         (IN MILLIONS)
---------------------------------------------------------------------------------  -------------
Net gain on sale of properties to Apache.........................................    $    10.4
Net gain on sale of other properties.............................................          2.1
Gain on cancellation of swaps....................................................           .6
Writedown of certain assets to net realizable value or fair value following the
 disposition.....................................................................         (2.5)
Reduction of contingent liabilities due to the disposition.......................          1.6
Writedown of Russian projects....................................................         (2.0)
                                                                                         -----
  Net Effect of unusual items or infrequently occurring items....................         10.2
Extraordinary charge for early extinguishment of debt............................         (3.8)
                                                                                         -----
  Net Effect of unusual or infrequently occurring items and extraordinary item
   before provision in lieu of taxes.............................................    $     6.4
                                                                                         -----
                                                                                         -----

    Excluding the unusual and extraordinary items noted above, the Company would have recorded a net loss of approximately $1.8 million for 1994, due primarily to decreases in crude oil and natural gas revenues and an increase in dry hole costs relating to the drilling of four exploratory wells.

    The Company's production of crude oil in 1995 was insignificant at two thousand barrels. The production in 1994 decreased by 137 thousand barrels to 969 thousand barrels, as compared to 1993. The production of natural gas by the Company was eight thousand Mcf in 1995, compared to 7.3 Bcf in 1994 and 7.6 Bcf in 1993. Production in 1995 was greatly reduced due to the sale of substantially all of the Company's crude oil and natural gas reserves in December 1994 and limited to production from the Company's interests in properties included in its prospect development program. Levels of production in 1994 as compared to 1993 reflected both normal declines from producing reserves and the effect of a three-week shut-in of production in the Southeast Pass field due to upgrade and maintenance of a pipeline in the area. Production from the Company's 1994 development wells in the Vernon field offset the declines in natural gas production beginning in the third quarter of 1994.

    During 1995, the Company's limited production of crude oil and natural gas was sold primarily during the fourth quarter at average prices of $19.00 for crude oil and $2.38 for natural gas. The average crude oil prices received by the Company during 1994 and 1993 were $15.84 and $17.12, respectively. The successive decreases in crude oil prices related to a number of factors, including excess supplies in crude oil throughout the world and various political factors. The average natural gas prices received by the Company during 1994 and 1993 were $1.83 and $1.98, respectively. Natural gas prices increased to an average of approximately $2.00 per Mcf in 1993, then gradually declined to a low of approximately $1.36 per Mcf in October 1994. The Company had historically entered into derivative products such as commodity and interest rate swaps to stabilize its average crude oil and natural gas prices. In connection with the sale of substantially all of its properties in December 1994, the Company canceled all of its swap contracts and had none outstanding as of December 31, 1995 and 1994.

CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

    Results of operations before the unusual or extraordinary items noted previously and provision for income taxes attributable to crude oil and natural gas activities was a profit of $360 thousand in 1995, as compared to a $4.6 million profit in 1994 and a $9.7 million profit in 1993. (See Note L of Notes to Consolidated Financial Statements.) The decline in crude oil and natural gas sales in 1995 was attributable to the sale by the Company of substantially all of its crude oil and natural gas reserves in the fourth quarter of 1994. The decline in 1994 compared to 1993 reflected reduced revenues from the declines in the levels of production and prices received for crude oil and natural gas, and higher dry-hole costs. The production levels in 1994 reflected both normal declines from producing reserves and the effect of a three-week shut-in of production in the Southeast Pass field. The decline in production was partially offset by increased production from the Vernon field following the drilling of two additional development wells in the field in 1994. As compared to 1993, the average prices received by the Company in 1994 for its crude oil and natural gas were subject to adverse market conditions. As compared to 1993, crude oil and natural gas activities during 1994 included decreases in production taxes and depreciation, depletion and impairment as a result of declines in production volumes and a modest increase in lease operating expense due to an increase in environmental related charges.

    Due to the sale by the Company of substantially all of its crude oil and natural gas reserves in the fourth quarter of 1994, a comparison of crude oil and natural gas production operations for 1995 and 1994 is not meaningful. The following table sets forth certain additional data with respect to the Company's crude oil and natural gas production operations for the year ended December 31, 1994 and 1993.

                                                                         YEAR ENDED
                                                                        DECEMBER 31                      PERCENT
                                                                    --------------------   INCREASE     INCREASE
                                                                      1994       1993     (DECREASE)   (DECREASE)
                                                                    ---------  ---------  -----------  -----------
                                                                            (IN THOUSANDS, EXCEPT PRICES)
Revenue
  Crude oil sales.................................................  $  15,349  $  18,937   $  (3,588)        (19%)
  Natural gas sales...............................................     13,470     14,925      (1,455)        (10%)
                                                                    ---------  ---------  -----------
    Total revenues................................................  $  28,819  $  33,862   $  (5,043)        (15%)
                                                                    ---------  ---------  -----------
                                                                    ---------  ---------  -----------
Volume
  Crude oil--Bbls.................................................        969      1,106        (137)        (12%)
  Natural gas--Mcf................................................      7,349      7,550        (201)         (3%)
Average net price
  Crude oil per Bbl...............................................  $   15.84  $   17.12   $   (1.28)         (7%)
  Natural gas per Mcf.............................................  $    1.83  $    1.98   $    (.15)         (8%)
Lease operating expense, including production taxes...............  $  11,756  $  12,030   $    (274)         (2%)
Depreciation, depletion and impairment............................  $  10,612  $  12,199   $  (1,587)        (13%)
Exploration cost..................................................  $   2,351  $   1,264   $   1,087

    Exploration costs reflect the level of exploratory drilling activity for unsuccessful exploratory wells.

INVESTMENT INCOME

    The Company's investment income was approximately $4.7 million in 1995 compared to approximately $742 thousand and $658 thousand in 1994 and 1993, respectively. The level of investment income in 1995 reflects the average investment in debt securities of approximately $76 million. The average interest rate received by the Company on its investments was 6.18% during 1995. The Company's investment of its liquid assets are currently in short term government securities.

NET GAIN ON SALE OF FIXED ASSETS

    Net gain on sale of fixed assets in 1995 included $860 thousand from the disposition of the Company's proportionate share of the net proceeds of asset sales from the Company's partnerships, the sale of an exploratory prospect and the final liquidation and disposition of various surplus equipment and inventory. Net gain on sale of fixed assets in 1995 also included charges of $484 thousand incurred primarily in the second quarter of 1995 relating to severance and other costs associated with the reduction of the Company's staff. The charges were made as an offset to the gains on sales of crude oil and natural gas properties recorded in the first quarter of 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994. The Company recognized a net gain of approximately $12.5 million in 1994 from the sale of substantially all of its domestic crude oil and natural gas properties. Net gain on sale of property, plant and equipment was $651 thousand in 1993.

DEPRECIATION, DEPLETION AND AMORTIZATION

    Depreciation, depletion and amortization declined substantially in 1995 to $1.8 million from $14.2 million and $12.6 million in 1994 and 1993, respectively. Such declines were attributable to the Company's 1994 disposition of the Company's crude oil and natural gas properties. Current depreciation charges are primarily associated with the Company's natural gas storage facility and other assets acquired in June 1995, which have a substantially longer depreciable life than the Company's historical crude oil and natural gas properties. The carrying value of such assets reflects the cash purchase price for assets and the liabilities assumed in the purchase, including $18 million associated with deferred tax liabilities attributable to the difference between the book and tax bases of such assets purchased and liabilities assumed. Depreciation, depletion and amortization for the year ended 1994 included approximately $2.9 million in writedowns of the Russian projects and other assets to fair market value net of a reduction of contingent liabilities due to the disposition of crude oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expense for 1995 was approximately $3.8 million. Such expense represented a decrease of approximately $1.4 million (26.4%) and $1.0 million (21.2%) when compared to 1994 and 1993, respectively. The decrease in general and administrative expenses reflects the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994. The staff reductions continued through the first two quarters of 1995 as the Company completed various post-closing matters associated with the sale. The staff reductions are now substantially complete. The decline in general and administrative expenses realized during 1995, was partially offset by certain transitional expenses and costs relating to the Company's Russian operations, which have been suspended pending improvements in the political and economic climate in Russia. The Company, however, has taken actions to reduce its expenses relating to its Russian operations. General and administrative expense also included approximately $126 thousand for the settlement of various lawsuits during 1995.

TAXES AND QUASI-REORGANIZATION ADJUSTMENT

    Income before extraordinary item for 1995, 1994 and 1993 included provisions for income taxes of $962 thousand, $2.8 million and $626 thousand, respectively. In addition, net income for 1994 included an income tax benefit of approximately $1.5 million for losses related to early extinguishment of debt.

    The provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. As a result of the Company's quasi-reorganization accounting treatment, the current and future benefit from utilization of the income tax credits and net operating loss carryforwards accumulated prior to the Company's reorganization are recorded as an adjustment to additional paid-in capital. Exclusive of the net operating loss carryforwards and other tax benefits recognized following the acquisition of FRGC during 1995, $246 thousand, $1.3 million and $605 thousand were credited to additional paid-in capital as a result of utilization of such tax carryforwards during 1995, 1994 and 1993, respectively.

    The completion of the Company's acquisition of FRGC and the subsequent financing therefor (including the sale of the future storage contract receivables) also resulted in the Company adjusting its tax assets in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the 1995 accounts receivable sale. This evaluation resulted in an upward adjustment to the Company's stockholders' equity of $22.3 million. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.2 million in the amount recorded as the carrying value of the gas storage facility.

    In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1995, the Company had marketable securities of approximately $54.4 million and cash and cash equivalents of approximately $10.8 million compared to $75.5 million in cash and cash equivalents at December 31, 1994. The reduction in cash and cash equivalents from December 31, 1994, reflects the investment of the Company's net proceeds from the sale of its crude oil and natural gas properties in 1994 to purchase marketable securities and to fund a portion of the Company's acquisition of FRGC.

    On November 22, 1995, Hattiesburg Gas Storage Company ("HGSC") and HIGS, indirect wholly-owned subsidiaries of the Company, sold to the FRGC Owner Trust, a newly formed Delaware business trust (the "Trust"), the right to receive payments on the firm storage contract receivables to be generated by HGSC and HIGS through June 30, 2000, from the operation of the FRGC Storage Facility (the "HGSC Sold Receivables") for a total cash consideration of approximately $42.7 million, representing a 7.52% annualized discount on the receivables. The HGSC Sold Receivables were sold without recourse to HGSC or the Company. However, HGSC, HIGS and FRGC agreed to be responsible for the payment of liquidated damages for certain breaches under the sales agreement that would materially and adversely impair the collection of the accounts receivable in the future and to self-insure against certain force majeure events to the extent they are not covered by insurance. The Company also agreed to be responsible for the payment of up to $10 million (subject to an annual $2 million reduction) of such liquidated damages and self-insurance under certain limited circumstances following a bankruptcy of HGSC, HIGS or FRGC (collectively, the "FRGC Parties"). The obligations of the FRGC Parties are secured by substantially all of their assets, including the FRGC Storage Facility and HGSC's storage contracts, but excluding certain receivables to be generated after June 30, 2000.

    Immediately prior to the sale of the HGSC Sold Receivables, HGSC purchased approximately 47.3% of the interests of the Trust for approximately $20.2 million, of which 26.8% were senior interests ranking on an equal basis with the interests sold to the other investors and 20.5% were junior to the interests sold to other investors. Such interests represent the right to receive funds from the Trust as the HGSC Sold Receivables are collected by the Trust.

    Simultaneously with the sale of the HGSC Sold Receivables to the Trust, HGSC issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of the FRGC Parties, including the FRGC Storage

Facility, HGSC's storage contracts, certain accounts receivable to be generated after June 30, 2000, and a pledge of the cash flow from HGSC's 26.8% senior interest in the Trust. The net proceeds from the Notes, funds of $22.5 million derived from the sale of the HGSC Sold Receivables and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995.

    Under the various agreements relating to the sale of the HGSC Sold Receivables and the Notes, the FRGC Parties agreed to various covenants and agreements relating to the Hattiesburg Facility. Among such covenants and agreements were covenants (i) not to take certain actions that would materially adversely affect the HGSC Sold Receivables, (ii) with respect to the manner of operation of the Hattiesburg Facility and the other assets of the FRGC Parties,
(iii) restricting the business of the FRGC Parties to the operation of the Hattiesburg Facility, the provision of transportation and storage services relating to the Hattiesburg Facility, the expansion, prior to the year 2000, of or addition to the Hattiesburg Facility or to other storage and transportation services provided in connection with the Hattiesburg Facility and the provision of management and operational services for other facilities in the vicinity of the Hattiesburg Facility, (iv) requiring the continued ownership by the FRGC Parties of the Hattiesburg Facility and (v) restricting certain affiliated transactions.

    The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

    Although HGSC and HIGS sold all of their rights and interests in the HGSC Sold Receivables through June 30, 2000, to the Trust and received payment therefor, the proceeds from the sale have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which the HGSC Sold Receivables are to be generated. The discount between the funds received on the sale of the HGSC Sold Receivables and the scheduled payments thereunder will be amortized over the life of the HGSC Sold Receivables based on the discount rate applied in fixing the sale price of the HGSC Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The amount of "Deferred Revenue" reflected on the Company's Balance Sheet reflects the amount of revenue generated from the sale of the HGSC Sold Receivables less the Company's carrying value of the senior and subordinated interests in the Trust that were purchased by HGSC.

    The Company's working capital position decreased by approximately $12.3 million to $63.4 million at December 31, 1995, compared to $75.7 million at December 31, 1994, primarily as a result of the utilization of existing cash for partially funding the Company's acquisition of FRGC. This decrease in working capital was partially offset by the transfer of approximately $5.1 million from restricted funds to cash equivalents. The Company reduced the level of restricted funds from $6.6 million at December 31, 1994, to $1.5 million at December 31, 1995, as a result of a reduction in the cash collateral requirements under the Company's amended credit agreement from 100% to 30% of the outstanding letters of credit previously issued by the Company's banks on behalf of the Company.

OTHER MATTERS

    As previously described under "Item 1. Business -- Environmental Matters", the Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for defense costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to the cost of such remediation. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties.

Although the cost of cleanup of sites in which the Company has been notified of potential liability is currently estimated to involve the expenditure of funds by all potentially responsible parties in excess of $25 million, based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position.

    The Company will adopt Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, in 1996. The Company currently plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

    The Company will adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in 1996. Under SFAS 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those inflows is less than the carrying value of the asset. The adoption of SFAS 121 is not expected to have a material impact on the Company's financial statements.

    While the Company continues to be affected by fluctuations in the purchasing power of the dollar, inflation has not had a significant affect on the Company's earnings or financial condition in recent years.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and
  Board of Directors
Crystal Oil Company:

    We have audited the consolidated balance sheets of Crystal Oil Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Oil Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note H to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, in 1993.

KPMG PEAT MARWICK LLP
Shreveport, Louisiana
February 26, 1996

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                   DECEMBER 31
                                                                                              ---------------------
                                                                                                 1995       1994
                                                                                              ----------  ---------
                                                                                                 (IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................................................  $   10,812  $  75,541
  Marketable securities.....................................................................      54,447     --
  Accounts receivable, net
    Gas storage.............................................................................         631     --
    Crude oil and natural gas...............................................................          49      4,071
    Other receivables.......................................................................          24      1,207
  Prepaid expenses and other................................................................          57        376
                                                                                              ----------  ---------
      TOTAL CURRENT ASSETS..................................................................      66,320     81,195
PROPERTY, PLANT AND EQUIPMENT
  Gas storage facilities....................................................................      93,989     --
  Producing and non-producing crude oil and natural gas properties..........................       1,944      3,979
  Land and building.........................................................................       1,940      1,964
  Furniture, office equipment and other.....................................................       1,135      1,723
                                                                                              ----------  ---------
                                                                                                  99,008      7,666
  Less allowances for depreciation and depletion............................................      (2,727)    (3,684)
                                                                                              ----------  ---------
      TOTAL PROPERTY, PLANT AND EQUIPMENT...................................................      96,281      3,982
OTHER ASSETS
    Deferred tax assets.....................................................................       7,398     --
    Restricted cash equivalents and marketable securities...................................       1,476      6,563
    Others..................................................................................       1,970        200
                                                                                              ----------  ---------
                                                                                                  10,844      6,763
                                                                                              ----------  ---------
                                                                                              $  173,445  $  91,940
                                                                                              ----------  ---------
                                                                                              ----------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations..................................................  $      294  $      60
  Accounts payable..........................................................................       1,948      4,612
  Other accrued expenses....................................................................         634        800
                                                                                              ----------  ---------
      TOTAL CURRENT LIABILITIES.............................................................       2,876      5,472
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............................................      37,860        181
DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
 RECEIVABLES................................................................................      22,160     --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  $.06 Senior convertible voting preferred stock (non-cumulative), $.01 par value; $1.00
   liquidation preference; authorized 51,200,773; issued and outstanding 14,788,328.........         148        148
  Common stock, $.01 par value; authorized 4,000,000 shares; issued and outstanding
   2,654,042 and 2,576,292 shares, respectively.............................................          27         26
  Additional paid-in capital................................................................      96,902     74,045
  Retained earnings (Since January 1, 1987).................................................      13,472     12,068
                                                                                              ----------  ---------
      TOTAL STOCKHOLDERS' EQUITY............................................................     110,549     86,287
                                                                                              ----------  ---------
                                                                                              $  173,445  $  91,940
                                                                                              ----------  ---------
                                                                                              ----------  ---------

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
                                                                                      (IN THOUSANDS EXCEPT
                                                                                       PER SHARE AMOUNTS)
REVENUES
  Gas storage fees.............................................................  $   6,317  $  --      $  --
  Crude oil sales..............................................................         38     15,349     18,937
  Natural gas sales............................................................         19     13,470     14,925
  Net gain on sale of property, plant and equipment............................        376     12,524        651
  Investment income............................................................      4,695        742        658
  Other income.................................................................         73      1,438        769
                                                                                 ---------  ---------  ---------
                                                                                    11,518     43,523     35,940
COSTS AND EXPENSES
  Gas storage operating expenses...............................................        587     --         --
  Crude oil and natural gas lease operating expense............................         14      9,014      8,907
  Taxes other than income tax..................................................        543      2,742      3,123
  General and administrative expense...........................................      3,796      5,157      4,819
  Interest and debt expense....................................................      2,252      2,773      3,575
  Amortization of discount on sale of future contract receivables..............        141     --         --
  Exploration cost.............................................................         50      2,351      1,264
  Depreciation, depletion and amortization.....................................      1,769     14,220     12,586
                                                                                 ---------  ---------  ---------
                                                                                     9,152     36,257     34,274
                                                                                 ---------  ---------  ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..............................      2,366      7,266      1,666
INCOME TAXES...................................................................        962      2,840        626
                                                                                 ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM...............................................      1,404      4,426      1,040
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT (NET OF INCOME TAX
 BENEFIT OF $1,489 THOUSAND)...................................................     --          2,320     --
                                                                                 ---------  ---------  ---------
NET INCOME.....................................................................  $   1,404  $   2,106  $   1,040
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
NET INCOME PER SHARE OF COMMON AND COMMON STOCK EQUIVALENT SHARE
  INCOME BEFORE EXTRAORDINARY ITEM.............................................  $     .52  $    1.68  $     .40
  EXTRAORDINARY ITEM...........................................................     --           (.88)    --
                                                                                 ---------  ---------  ---------
  NET INCOME...................................................................  $     .52  $     .80  $     .40
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
CASH DIVIDENDS PER SHARE OF COMMON STOCK.......................................  $  --      $  --      $  --
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
AVERAGE OF COMMON AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING...............      2,703      2,635      2,623
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             SENIOR      SERIES A                 ADDITIONAL
                                                            PREFERRED    PREFERRED     COMMON       PAID-IN    RETAINED
                                                              STOCK        STOCK        STOCK       CAPITAL    EARNINGS
                                                           -----------  -----------  -----------  -----------  ---------
                                                                                  (IN THOUSANDS)
Balance at January 1, 1993...............................   $     182    $     270    $      25    $  73,537   $   8,922
  Net income.............................................      --           --           --           --           1,040
  Conversion of preferred stock into common stock........      --              (15)      --               15      --
  Issuance of common stock...............................      --           --           --               87      --
  Payments in lieu of fractional shares..................      --           --           --              (21)     --
  Utilization of net operating loss carryforward.........      --           --           --              605      --
                                                                -----   -----------         ---   -----------  ---------
Balance at December 31, 1993.............................   $     182    $     255    $      25    $  74,223   $   9,962
  Net income.............................................      --           --           --           --           2,106
  Conversion of preferred stock into common stock........      --             (186)      --              186      --
  Issuance of common stock...............................      --           --                1          364      --
  Redemption of preferred stock..........................      --              (69)      --             (502)     --
  Purchase of senior preferred stock.....................         (34)      --           --           (1,477)     --
  Utilization of net operating loss carryforward.........      --           --           --            1,251      --
                                                                -----   -----------         ---   -----------  ---------
Balance at December 31, 1994.............................   $     148    $  --        $      26    $  74,045   $  12,068
  Net income.............................................      --           --           --           --           1,404
  Issuance of common stock...............................      --           --                1        1,344      --
  Utilization of net operating loss carryforward and
   recognition of deferred tax assets....................      --           --           --           22,513      --
  Recognition of environmental remediation liability, net
   of tax................................................      --           --           --           (1,000)     --
                                                                -----   -----------         ---   -----------  ---------
Balance at December 31, 1995.............................   $     148    $  --        $      27    $  96,902   $  13,472
                                                                -----   -----------         ---   -----------  ---------
                                                                -----   -----------         ---   -----------  ---------

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                                ---------------------------------
                                                                                   1995        1994       1993
                                                                                -----------  ---------  ---------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................................................  $     1,404  $   2,106  $   1,040
    Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary item......................................................      --           2,320     --
      Amortization of discount on convertible subordinated notes and deferred
       cost...................................................................           27      1,843      2,078
      Net accretion on investments in debt securities.........................         (355)    --         --
      Depreciation, depletion and amortization................................        1,769     14,220     12,586
      Exploration expenses....................................................           50      2,351      1,264
      Provision in lieu of income taxes.......................................          246      2,740        605
      Deferred income taxes...................................................         (357)    --         --
      Net gain on sale of property, plant and equipment.......................         (376)   (12,524)      (651)
      Decrease in accounts receivable.........................................        4,264      1,498      1,281
      Decrease (increase) in prepaid expenses and other current assets........          149         95        (91)
      Decrease (increase) in other assets.....................................           44        165       (184)
      Increase (decrease) in accounts payable and accrued expenses............       (3,200)        53     (2,020)
                                                                                -----------  ---------  ---------
  Net cash provided by operating activities...................................        3,665     14,867     15,908
                                                                                -----------  ---------  ---------
Cash flows from investing activities:
  Acquisition of First Reserve Gas Company, net of cash received..............      (78,509)    --         --
  Proceeds from sale of property, plant and equipment.........................        2,310     96,555      1,202
  Capital expenditures........................................................       (1,267)   (13,762)    (8,977)
  Investment in Russian joint venture.........................................         (365)      (805)      (945)
  Purchase of marketable securities...........................................     (156,461)    --         (4,931)
  Maturity of marketable securities...........................................      102,369     --          4,931
  Investment of restricted funds..............................................      --          (6,563)    --
  Reduction of restricted funds...............................................        5,087     --         --
                                                                                -----------  ---------  ---------
    Net cash provided by (used in) investing activities.......................     (126,836)    75,425     (8,720)
                                                                                -----------  ---------  ---------
Cash flows from financing activities:
  Proceeds from short-term note payable to bank...............................       60,000     --         --
  Repayment of short-term note payable to bank................................      (60,000)    --         --
  Increase in long-term obligations...........................................       36,474     11,292     --
  Reduction in long-term obligations..........................................          (61)   (42,650)   (12,815)
  Redemption of preferred stock...............................................      --            (571)    --
  Purchase of senior preferred stock..........................................      --          (1,511)    --
  Proceeds from issuance of common stock......................................        1,345        365         87
  Proceeds from sale of future contracts receivables..........................       22,504     --         --
  Reduction of deferred revenue from sale of future contract receivables......         (344)    --         --
  Payments in lieu of fractional shares.......................................      --          --            (21)
  Payment of costs for financing and sale of future contracts receivables.....       (1,476)       (65)      (325)
                                                                                -----------  ---------  ---------
    Net cash provided by (used in) financing activities.......................       58,442    (33,140)   (13,074)
                                                                                -----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..........................      (64,729)    57,152     (5,886)
Cash and cash equivalents at beginning of year................................       75,541     18,389     24,275
                                                                                -----------  ---------  ---------
Cash and cash equivalents at end of year......................................  $    10,812  $  75,541  $  18,389
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized........................................  $     2,045  $     933  $   1,564
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
  Income taxes................................................................  $     1,368  $  --      $      70
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES
    CONSOLIDATION -- The consolidated financial statements include the accounts of Crystal Oil Company and subsidiaries (the "Company"), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated.

    BUSINESS -- The Company's principal business is the operation of a natural gas storage facility in Hattiesburg, Mississippi, which was acquired on June 19, 1995 (See Note C). The Company had been primarily engaged in crude oil and natural gas exploration and production in Louisiana, Southern Arkansas, Northeast Texas and offshore Louisiana prior to disposing of substantially all of its domestic crude oil and natural gas properties and related assets in the fourth quarter of 1994 and first quarter of 1995 (See Note D). The comparability of the Company's financial statements for the periods presented are affected by the change in operations.

    BASIS OF PRESENTATION -- On October 1, 1986, Crystal Oil Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division (the "Court"). On December 31, 1986, the Court entered an order confirming the Second Amended and Restated Plan of Reorganization (the "Plan") of the Company, which was consummated on January 30, 1987. The Company accounted for the reorganization as a quasi-reorganization. Accordingly, all assets and liabilities were restated to reflect their estimated fair value as of December 31, 1986.

    ACCOUNTING ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments with an original maturity at date of purchase of three months or less to be cash equivalents.

    CRUDE OIL AND NATURAL GAS PROPERTIES -- The successful efforts accounting method is followed under which intangible development costs and certain non-recoverable tangible costs are capitalized with respect to producing wells and nonproducing development wells and are charged to operations with respect to nonproducing exploratory wells. Costs to acquire interests in undeveloped leases are capitalized and either transferred to producing properties when the properties become productive or charged against the impairment allowance when surrendered. An impairment allowance for undeveloped leases is determined on a property-by-property basis for significant properties and in the aggregate for other properties. Geological and geophysical costs and lease rentals are expensed as incurred.

    The carrying amounts of assets sold or otherwise disposed of, except for certain development wells, and the related allowances for depreciation and depletion are eliminated from the accounts, and any resulting gain or loss is included in operations. Individual development wells in a producing field, which are retired or otherwise disposed of, are deemed to be fully amortized, and the related cost is charged to accumulated depreciation and depletion for that field. The carrying amounts of producing crude oil and natural gas properties sold from a depletable field is apportioned to the interest sold and the interest retained on the basis of the fair values of those interests.

    A valuation adjustment for the impairment of crude oil and natural gas properties is provided to the extent that the carrying amount of producing crude oil and natural gas properties and undeveloped lease and mineral rights for financial reporting purposes exceeds undiscounted future net cash

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) flow from proved crude oil and natural gas reserves and the lower of cost or estimated fair market value of properties not being depleted. There were no valuation adjustments recorded during any of the three years in the period ended December 31, 1995.

    DEPRECIATION, DEPLETION AND AMORTIZATION -- Depreciation of gas storage facilities and equipment is provided using the straight-line method over the estimated useful lives of the assets which range from 20 to 40 years.
Approximately $8.0 million associated with certain gas storage contracts providing for firm capacity to various customers is included under the classification gas storage facilities and is amortized using the straight-line method over the term of such contracts.

    Depletion of intangible drilling and leasehold costs relating to producing crude oil and natural gas properties is computed by the unit of production method on a field basis using only proved developed reserves. Depletion of leasehold acquisition costs relating to properties acquired is computed using total proved reserves. The provision for depreciation of other tangible assets has been computed on a straight-line basis over the estimated useful lives of the assets.

    INTEREST CAPITALIZATION -- Interest cost is capitalized based upon the average interest rate of outstanding borrowings during the period required to complete a construction project or drill a crude oil or natural gas well. In 1995, the Company did not incur any interest cost during the period required for the completion of fixed asset projects. Interest capitalized during the periods ended December 31, 1994 and 1993, was approximately $77 thousand and $56 thousand, respectively.

    INCOME TAXES -- Net operating loss carryforwards and other tax benefits are available to offset future federal and state income taxes. However, as a result of the Company's quasi-reorganization accounting treatment, the future benefits from recognition of these benefits accumulated prior to the reorganization are recorded as an adjustment to additional paid-in capital (See Note H).

    Debt Discounts and Deferred Costs of Financing and Sale of Future Contract Receivables -- The interest method is used to amortize debt discounts and deferred costs relating to long-term debt and sale of future contracts receivables.

    RECLASSIFICATIONS -- Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the classifications used in 1995.

    NATURAL GAS IMBALANCES -- The Company utilizes the "entitlement method" to account for over and under deliveries of natural gas (gas imbalances) resulting from the sale by one or more lease owners of volumes in excess of their gross revenue working interest in total natural gas production from a particular lease. Under the entitlement method, natural gas revenue is based on the Company's ownership of the production of natural gas reserves.

    The Company also maintains operating balancing agreements with pipeline companies transporting natural gas into the storage facility in order to account for over and under deliveries of natural gas resulting from the difference between the volumes injected into or withdrawn from the storage facility through the pipelines and the volumes nominated for the customers utilizing the storage facility. The Company records an account payable or receivable to or from the pipeline companies for the over or under delivery of natural gas and adjusts the level of the Company's base natural gas in the storage facility. The Company settles the natural gas imbalances with the pipelines through the exchange of volumes in-kind or cash.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    COMMODITY SWAP CONTRACTS -- Gains or losses on the Company's commodity swap contracts are recognized when the volumes of crude oil and natural gas being hedged are sold. The cash flows from futures contracts are accounted for as hedges for sales of crude oil and natural gas and are classified as operating activities in the consolidated statements of cash flows.

    The Company will adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in 1996. Under SFAS 121, an impairment is determined to have occurred and a loss is recognized when the net of future cash inflows expected to be generated by an identifiable long-lived asset and cash outflows expected to be required to obtain those inflows is less than the carrying value of the asset. The adoption of SFAS 121 is not expected to have a significant impact on the Company's financial statements.

NOTE B -- INVESTMENTS IN DEBT SECURITIES
    Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At December 31, 1995, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholder's equity.

    At December 31, 1995, the Company's investments in debt securities were classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a maturity of less than three months at the time of purchase for investments classified as cash equivalents and a maturity of less than one year but greater than three months at the time of purchase for investments classified as marketable securities and restricted funds.

    The following is a summary of the estimated fair value of available for sale securities by balance sheet classification at December 31, 1995:

                                                                                                   ($IN THOUSANDS)
                                                                                                   ---------------
Cash equivalents
  U. S. Government Agency Security...............................................................    $    10,025
                                                                                                   ---------------
                                                                                                   ---------------
Marketable securities
  U. S. Treasury bills...........................................................................    $    22,321
  U. S. Treasury note............................................................................            461
  U. S. Government Agency Security...............................................................         31,665
                                                                                                   ---------------
                                                                                                     $    54,447
                                                                                                   ---------------
                                                                                                   ---------------
Restricted funds
  U. S. Treasury note............................................................................    $     1,476
                                                                                                   ---------------
                                                                                                   ---------------

    The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of December 31, 1995.

NOTE C -- ACQUISITION
    On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company with facilities in Hattiesburg, Mississippi, for approximately $78.5 million, subject to

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE C -- ACQUISITION (CONTINUED)
certain adjustments. The acquisition was initially funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan. Such borrowings were repaid on November 22, 1995, with the net proceeds of $22.5 million from sale of future storage contract receivables (See Note E), $36.5 million from long-term financing (See Note F) and existing cash. FRGC's storage facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately 2.0 Bcf consists of the Company's base gas. The working gas capacity is fully subscribed to twelve customers under firm storage capacity contracts expiring in 2005. FRGC's facility interconnects with Transcontinental Gas Pipe Line, Koch Gateway Pipeline, Tennessee Gas Pipeline and Associated Natural Gas systems.

    The cost of the gas storage facilities also includes costs associated with the deferred tax liability of $18 million resulting from the difference between the book and tax bases of the net assets acquired. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.2 million in the carrying value of the gas storage facility (See Note H). The amortization of the additional cost is essentially offset by additional deferred tax benefits.

    The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of FRGC are included in the Company's consolidated statement of operations from the acquisition date. In connection with the acquisition, the Company also acquired current assets (net of current liabilities assumed and excluding cash) totaling $294 thousand.

    The following supplemental unaudited proforma information reflects condensed results of operations of the Company as though FRGC had been acquired at January 1, 1994, and as though the disposition of substantially all of the Company's crude oil and natural gas properties (which occurred on December 30, 1994) had occurred as of January 1, 1994. The condensed results of operations on a proforma basis for the year ended December 31, 1994, do not include interest income that would have been earned from investing the funds derived from the sale of crude oil and natural gas properties. The proforma information does not purport to be indicative of the results of operations of the Company that would actually have occurred had FRGC been acquired as of the beginning of the respective periods, had substantially all of the Company's crude oil and natural gas properties been sold as of January 1, 1994, or of the future results of operations that will be obtained from the acquisition.

                                                                                        PRO FORMA
                                                                                   YEAR ENDED DECEMBER
                                                                                            31
                                                                                   --------------------
                                                                                     1995       1994
                                                                                   ---------  ---------
                                                                                   (IN THOUSANDS EXCEPT
                                                                                    PER SHARE AMOUNTS)
Total Revenues...................................................................  $  16,488  $  12,639
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Net Income (loss)................................................................  $   2,442  $    (140)
                                                                                   ---------  ---------
                                                                                   ---------  ---------
Income per Common and Common Stock Equivalent Share
  Primary........................................................................  $     .90  $    (.05)
                                                                                   ---------  ---------
                                                                                   ---------  ---------
  Fully diluted..................................................................  $     .90  $    (.05)
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE D -- ASSET DISPOSITIONS
    During the first quarter of 1995, the Company recognized a net gain of approximately $477 thousand from its ownership interest in four crude oil and natural gas drilling partnerships as a result of the sale of all of the partnership's crude oil and natural gas properties and related assets to Apache Corporation. Pursuant to the partnership agreements, the disposition transactions resulted in the liquidation of the partnerships and the Company received proceeds in the aggregate amount of $832 thousand in April 1995. In addition, during the first half of 1995, the Company completed the sale of its interest in an exploratory project, a producing property in South Texas, various non-producing properties and surplus equipment and inventory for an aggregate consideration of approximately $1.1 million. The sale of the exploratory project and producing and non-producing properties resulted in a net gain of approximately $383 thousand. No gain or loss was realized on the surplus equipment and inventory sale.

    Charges of $484 thousand incurred primarily in the second quarter of 1995 relating to severance and other costs associated with further reductions of the Company's staff were made as an offset to the gains on sales of crude oil and natural gas properties recorded in 1995 and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the fourth quarter of 1994.

    On December 30, 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties and related assets to Apache Corporation ("Apache") for approximately $94.5 million cash, net of approximately $3.3 million in net cash flow from the properties from October 1, 1994, the effective date of the transaction, through the closing. The net book value of the assets sold was approximately $82.5 million and the Company recognized a net gain of approximately $10.4 million after disposition costs of approximately $1.6 million. In addition, the Company received $1.3 million in April 1995 ($800 thousand of which related to crude oil and natural gas properties) relating to the final post-closing adjustment procedure for its disposition transaction effected with Apache Corporation on December 30, 1994. The Company accounted for the anticipated effect of the final settlement in the Company's financial statements as of December 31, 1994. During 1994, the Company also consummated the disposition of various crude oil and natural gas properties for cash consideration of approximately $3.5 million and recognized a net gain of approximately $2.1 million.

    After considering the sale of substantially all of its properties during 1994 and its ongoing operational needs, the Company reviewed the carrying value of its remaining assets and recorded a write-down of certain remaining crude oil and natural gas and other assets of approximately $2.5 million to reflect such assets at net realizable value or the estimated fair value thereof. The write-down was based on a review of the assets excluded from the dispositions of properties during 1994 and a determination of a permanent decline in the value of such assets in relation to current real estate or market values. In addition as a result of obligations assumed by Apache, the Company reversed an accrual of contingent liabilities of approximately $1.6 million.

    Under these disposition transactions, the Company sold its crude oil and natural gas properties located primarily in Louisiana, Southern Arkansas, Northeast Texas and offshore Louisiana and specifically its dispositions included crude oil and natural gas wells together with the corresponding reserve production from such wells, interest in four crude oil and natural gas drilling partnerships, equipment and fixtures, developed and undeveloped leasehold acreage and mineral interests, and approximately 51,000 acres of fee lands. The Company excluded from the disposition transaction its cash, accounts receivable, and property, plant and equipment primarily corresponding to various domestic exploratory projects and office building.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE D -- ASSET DISPOSITIONS (CONTINUED)
    During 1993, the Company sold its interest in certain producing crude oil and natural gas properties for cash consideration of approximately $1.2 million, which resulted in a net gain of approximately $651 thousand.

NOTE E -- DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES
    On  November  22,  1995,  Hattiesburg  Gas  Storage  Company  ("HGSC")   and
Hattiesburg  Industrial  Gas  Sales  Company  ("HIGS"),  indirect  wholly  owned subsidiaries of the Company, sold to the FRGC Owner Trust, a newly formed Delaware business trust (the "Trust"), the right to receive payments on the firm storage contract receivables to be generated by them through June 30, 2000, from the operation of the FRGC Storage Facility (the "HGSC Sold Receivables") for a total cash consideration of approximately $42.7 million, representing $50.6 million at 7.52% annualized discount on the receivables. The HGSC Sold Receivables were sold without recourse to HGSC or the Company. However, HGSC, HIGS and First Reserve Gas Company, a subsidiary of the Company ("FRGC"), agreed to be responsible for the payment of liquidated damages for certain breaches under the sales agreement that would materially and adversely impair the collection of the accounts receivable in the future and to self-insure against certain force majeure events to the extent they are not covered by insurance. The Company also agreed to be responsible for the payment of up to $10 million (subject to an annual $2 million reduction) of such liquidated damages and self-insurance under certain limited circumstances following a bankruptcy of HGSC, HIGS or FRGC (collectively, the "FRGC Parties"). The obligations of the FRGC Parties are secured by substantially all of their assets, including the FRGC Storage Facility and HGSC's storage contracts, but excluding certain receivables to be generated after June 30, 2000.

    Prior to the sale of the HGSC Sold Receivables, HGSC purchased approximately 47.3% of the interests of the Trust for approximately $20.2 million, of which 26.8% were senior interests ranking and equal basis with the interests sold to the other investors and 20.5% were junior and subordinate to the interest sold to other investors. Such interests represent the right to receive funds from the Trust as the HGSC Sold Receivables are collected by it.

    The net proceeds of $22.5 million from the HGSC Sold Receivables in conjunction with funds of $36.5 million derived from long-term borrowings and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995. Although HGSC and HIGS sold all of their rights and interests in the HGSC Sold Receivables to the Trust and received payment therefor, the proceeds from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which the HGSC Sold Receivables are to be generated. The discount between the funds received on the sale of the HGSC Sold Receivables and the scheduled payments thereunder will be amortized over the life of the HGSC Sold Receivables based on the discount rate applied in fixing the sale price of the HGSC Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The amount of the Deferred Revenue reflected on the Company's Balance Sheet reflects the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the Trust that were purchased by HGSC.

    The amount of Deferred Revenues that will be amortized over the next five years will be approximately $4.3 million in 1996, $4.6 million in 1997, $5.0 million in 1998, $5.4 million in 1999 and $2.9 million in 2000.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE F -- LONG-TERM OBLIGATIONS

                                                                                          DECEMBER 31
                                                                                      --------------------
                                                                                        1995       1994
                                                                                      ---------  ---------
                                                                                         (IN THOUSANDS)
8.12% Secured guaranteed notes, due in monthly amounts from July 2000 through July
 2005...............................................................................  $  36,474  $  --
Mortgage note to a bank at prime plus 1/4 of 1%.....................................         10         10
Other...............................................................................      1,670        231
                                                                                      ---------  ---------
                                                                                         38,154        241
Less current portion................................................................       (294)       (60)
                                                                                      ---------  ---------
Amount classified as long-term......................................................  $  37,860  $     181
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    On November 22, 1995, HGSC issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to Crystal Oil Company, are secured by substantially all the assets of the FRGC Parties, including the FRGC Storage Facility, HGSC's storage contracts, certain accounts receivable to be generated after June 30, 2000, and a pledge of the cash flow from HGSC's 26.8% senior interest in the Trust. The net proceeds from the Notes, funds of $22.5 million derived from the sale of the HGSC Sold Receivables and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995.

    The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not restrict the ability of the Company to pay dividents to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

    The Company prepaid the borrowings of $5.0 million under a reducing revolving credit facility (the "Revolving Credit Commitment") in 1993 and the outstanding balance under a derivative-linked acquisition term loan (the "Term Loan") of approximately $11.6 million in December 1994 as a result of the disposition of assets during the fourth quarter of 1994. In addition, the Company agreed with its banks to terminate the Revolving Credit Commitment and to provide a collateral of approximately $6.6 million in cash and cash equivalents as assurance for the repayment of the Company's obligations with respect to the outstanding letters of credit previously issued by the banks on behalf of the Company and its subsidiaries (see Note K). On March 31, 1995, the Company amended its credit facility (the "Credit Agreement") with its banks relating to the standby letters of credit and reduced the cash collateral requirements for the facility to 30% of the outstanding letters of credit. Accordingly, the Company's Balance Sheets as of December 31, 1995 and 1994, included restricted marketable securities of $1.5 million and restricted cash equivalents of $6.6 million, respectively, which were classified as a non-current asset. The Credit Agreement continues to prohibit the declaration and payment of any dividends on the Company's stock as long as there are outstanding letters of credit under the Credit Agreement, the latest of which will terminate on January 1, 2001.

    In conjunction with the borrowing under the Term Loan, the Company entered into an interest rate swap agreement and hydrocarbon swap agreements with the objectives of hedging against the fluctuations of interest rates and the volatility of crude oil and natural gas prices for production derived from the property acquired in Plaquemines Parish (See Note O). The net payments or receipts under the interest rate swap agreement were recorded as adjustments to interest expense. On

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE F -- LONG-TERM OBLIGATIONS (CONTINUED)
December 30, 1994, and as result of the prepayment of the Term Loan, the Company
agreed  to  cancel  the  interest  rate  swap  contract  in  consideration   for
approximately $200 thousand, which gain was accounted for as other income.

    In connection with the disposition of assets during 1994, the Company also acquired and redeemed all of its outstanding Non-Interest Bearing Convertible Subordinated Notes due 1997 (the "Convertible Notes") for approximately $15.5 million. On November 21, 1994, the Company purchased approximately $5.0 million principal amount of the Convertible Notes with a carrying value of approximately $3.7 million for approximately $4.2 million pursuant to an unsolicitated privately negotiated transaction. On December 30, 1994, the Company called for redemption all of its $11.3 million outstanding Convertible Notes with a carrying value of approximately $8.4 million at the principal amount thereof. The carrying value of the Convertible Notes was calculated using a discount rate of approximately 15%.

    As a result of prepayment of long-term obligations in 1994, the Company recognized a loss of approximately $3.8 million ($2.3 million net of income tax benefit) relating to approximately $3.4 million from the difference between the reacquisition price for the Convertible Notes and the carrying value and approximately $373 thousand from the write-off of unamortized deferred financing costs associated with the bank debt. The loss on early extinguishment of debt was classified as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 1994.

    Maturities of debt obligations for each of the next five years are $294 thousand in 1996; $268 thousand in 1997; $266 thousand in 1998; $266 thousand in 1999; and $3.3 million in 2000.

NOTE G -- STOCKHOLDERS' EQUITY
    A summary of the Company's capital stock, as of December 31, 1995, is as follows:

                                                                                           SHARES ISSUED
                                                                               SHARES           AND
                                                                             AUTHORIZED     OUTSTANDING
                                                                            -------------  -------------
$.06 Senior Convertible Voting............................................     51,200,773
  Preferred Stock (Non-Cumulative), $.01 par value ("Senior Preferred
   Stock"); $1.00 liquidation preference..................................                    14,788,328
Common Stock, $.01 par value ("Common Stock").............................      4,000,000      2,654,042

    The Company's Senior Preferred Stock is entitled to a non-cumulative, $.06 per share annual dividend. However, no dividends may be paid until the following conditions are met: (a) certain liabilities to the bank, including the standby letters of credit, the last of which does not expire until January 1, 2001, are no longer outstanding, (b) after giving effect to such dividends, the Company has positive retained earnings and (c) the declaration and payment of such dividends will not violate any applicable law or provision of any material contract to which the Company is a party. The shares of the Senior Preferred Stock are convertible at the option of the holder into shares of Common Stock at any time at the conversion rate of 444.44 shares of Senior Preferred Stock per share of Common Stock (.00225 of a share of Common Stock per share). During the fourth quarter of 1994, the Company purchased approximately 3.4 million shares of its Senior Preferred Stock for approximately $1.5 million pursuant to an unsolicited privately negotiated transaction.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE G -- STOCKHOLDERS' EQUITY (CONTINUED)
    The Senior Preferred Stock has a $1 liquidation preference for each share outstanding. As a result, if the Company were to have been liquidated and its assets sold and its liabilities settled at the carrying values thereof at December 31, 1995, $14.8 million of the equity of the Company would have been attributed entirely to the Senior Preferred Stock.

    Holders of the Senior Preferred Stock are entitled to vote with the holders of the Common Stock, as a single class, for the election of directors and on all matters submitted to a vote of stockholders of the Company. Each share of Senior Preferred Stock is entitled to .001 of a vote.

    During 1995 and 1994, the Company issued 67,750 shares and 20,350 shares of Common Stock, respectively, for an aggregate consideration of approximately $1.3 million and $365 thousand, respectively, pursuant to the Crystal Oil Company 1992 Employee Stock Option Plan (the "Option Plan") (See Note I).

    The table below shows the total number of shares of Common Stock which, at December 31, 1995, were reserved for future issuance upon conversion or exercise of the following securities:

                                                                                         SHARES RESERVED
                                                                                         ---------------
Senior Preferred Stock.................................................................         33,274
Warrants issued and outstanding........................................................        449,308
Shares reserved for issuance pursuant to the Employee Stock Option Plan (See Note I)...        106,875
                                                                                         ---------------
                                                                                               589,457
                                                                                         ---------------
                                                                                         ---------------

    The Company's outstanding warrants allow its holders to purchase an aggregate of 449,308 shares of the Company's Common Stock at per share prices ranging from $97.78 to $325.93. The outstanding warrants expire on January 30, 1999.

    The Company has reserved for future issuance 106,875 shares of Common Stock that are issuable pursuant to an Employee Stock Option Plan. Of such shares reserved, options have been granted and are outstanding to purchase 85,250 shares of Common Stock (See Note I).

    In 1994, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation that effected a change to the terms of the Series A Convertible Voting Preferred Stock, $.01 par value ("Series A Preferred Stock"). The amendment included an increase in the conversion rate applicable to the Series A Preferred Stock from .002 to .0031 of a share of the Company's Common Stock for each share of Series A Preferred Stock (equivalent to a change from 500 to approximately 323 shares of Series A Preferred Stock for one share of Common Stock) and required the Company to redeem for $.06 per share all of the shares of Series A Preferred Stock outstanding and not converted into shares of Common Stock as of the close of business on April 18, 1994. Pursuant to such amendment the Company received for conversion approximately 18.6 million shares of Series A Preferred Stock which were converted into approximately 58 thousand shares of Common Stock and the remaining approximately 6.8 million shares of Series A Preferred Stock were redeemed on April 19, 1994, at $.06 per share for approximately $410 thousand and related costs of approximately $161 thousand.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE H -- PROVISION FOR INCOME TAXES
    Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards and other tax benefits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    In January 1993, the Company adopted the asset and liability method of accounting for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes, without restating prior years' financial statements. The adoption of SFAS 109 did not have an effect on the Company's financial statements because of available net operating loss carryforwards for income tax purposes and the Company's quasi-reorganization accounting treatment of the realization of such carryforwards and accordingly, a cumulative effect of a change in accounting principle was not recorded.

    The components of the provision for income taxes are:

                                                                                  YEAR ENDED DECEMBER 31
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Federal:
  Current-Alternative Minimum Tax...........................................  $     867  $     100  $      21
  Provision in lieu of income taxes.........................................        214      1,078        518
  Deferred tax benefit......................................................       (357)    --         --
State:
  Current...................................................................        206     --         --
  Provision in lieu of income taxes.........................................         32        173         87
                                                                              ---------  ---------  ---------
                                                                              $     962  $   1,351  $     626
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    The provision for income taxes vary from the amounts computed by applying the statutory rate as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
                                                                                      (IN THOUSANDS)
Amounts computed by applying statutory rate.................................  $     804  $   1,175  $     566
Benefit of state income taxes...............................................        (80)       (59)       (30)
Other.......................................................................     --             62          3
                                                                              ---------  ---------  ---------
                                                                                    724      1,178        539
State income taxes..........................................................        238        173         87
                                                                              ---------  ---------  ---------
                                                                              $     962  $   1,351  $     626
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    As a result of the Company's quasi-reorganization accounting treatment, the benefits of utilizing the net operating loss carryforwards and income tax credits accumulated prior to the Company's reorganization are credited to additional paid-in-capital and are reported as a provision in lieu of income taxes in the statement of operations for financial reporting purposes. However, see elsewhere in this note for impact on deferred taxes of the FRGC purchase. The significant components of deferred income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, included

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE H -- PROVISION FOR INCOME TAXES (CONTINUED) decreases of $756 thousand, $1.3 million and $605 thousand, respectively, in gross deferred tax assets (net of gross deferred tax liabilities) and the beginning of the year valuation allowance as a result of utilizing net operating loss, capital loss and tax credit carryforwards, net of an increase in 1995 for recognition of a deferred tax asset of $867 thousand for the payment of alternative minimum tax expected to be utilized to offset future taxable income.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows (in thousands):

                                                                                    1995        1994
                                                                                 ----------  ----------
Deferred tax assets:
  Sale of future contract receivables..........................................  $   14,300  $   --
  Net operating loss carryforwards.............................................      61,801      75,202
  Investment tax credit carryforward...........................................       6,515       6,515
  Percentage depletion carryforward............................................       2,539       2,900
  Alternative minimum tax credit carryforward..................................       2,363         921
  State net operating loss carryforward........................................       2,157       2,642
  Property, plant and equipment -- valuation and depreciation..................      --           1,553
  Other........................................................................       1,455         431
                                                                                 ----------  ----------
    Total gross deferred tax assets............................................      91,130      90,164
    Less valuation allowance...................................................     (65,706)    (90,051)
                                                                                 ----------  ----------
      Gross deferred tax assets net of valuation allowance.....................      25,424         113
                                                                                 ----------  ----------
Deferred tax liabilities
  Property, plant and equipment -- valuation and depreciation..................     (18,026)     --
  Partnership earnings.........................................................      --            (113)
                                                                                 ----------  ----------
    Total gross deferred tax liabilities.......................................     (18,026)       (113)
                                                                                 ----------  ----------
      Net deferred tax assets..................................................  $    7,398  $   --
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of January 1, 1995 and 1994, was $90.1 million and $109.9 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1995 and 1994, were decreases of $24.3 million and $18.5 million, respectively. The change in 1995 relates primarily to the purchase of FRGC which resulted in an assessment that certain existing net operating loss carryforwards and other tax benefits are more likely than not to be utilized. As a result of the Company's quasi-reorganization accounting treatment, the recognition of net operating loss carryforwards and other tax benefits generated prior to the Company's quasi-reorganization resulted in an addition to paid-in capital of $22.8 million in connection with the acquisition. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.2 million in the carrying value of the gas storage facility. The change in 1994 relates primarily to the effects of the sale of substantially all assets of the Company.

    In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE H -- PROVISION FOR INCOME TAXES (CONTINUED)
assessment. In order to fully realize the deferred tax asset at December 31, 1995, the Company will need to generate future taxable income of approximately $21.3 million prior to the expiration of the net operating loss carryforwards in 2002. Taxable income for the years ended December 31, 1995 and 1994 was $42.0 million and $19.0 million, respectively. Taxable income for 1995 differed from income before taxes as reported in the accompanying statement of operations for the same period due primarily to the taxable income generated in connection with the sale of future contract receivable. The difference for 1994 was a result of the sale of substantially all of the Company's crude oil and natural gas properties and the extinguishment of the Convertible Notes. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Investment tax credits and regular tax net operating loss carryforwards of $6.5 million and $181.7 million, respectively, are available for federal income tax purposes with expiration dates primarily from 1997 to 2002. In addition, statutory depletion carryforwards and Alternative Minimum Tax credit carryforwards of $7.5 million and $2.4 million, respectively, are available for federal income tax purposes and have no expiration date. As a result of the Company's quasi-reorganization accounting treatment, the future benefit from utilization of any additional net operating loss carryforwards accumulated prior to the Company's reorganization, and not previously recognized, will be recorded as an adjustment to additional paid-in capital. During 1995, 1994 and 1993, $246 thousand, $1.3 million and $605 thousand, respectively, were credited to additional paid-in capital as a result of utilization of such tax carryforwards, exclusive of that recognized in connection with the acquisition of FRGC during 1995.

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS
    The Company has an Option Plan intended to provide a means whereby certain key employees of the Company may obtain a proprietary interest in the continued development and financial success of the Company. The Option Plan provides for the granting of stock options in the aggregate amount of 200,000 shares of Common Stock and for a four-year vesting period on the basis of one-fourth vesting on each anniversary date of the date of grant and subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. On December 30, 1994, the participants in the Option Plan became fully vested as a result of the disposition transaction with Apache. The determination of the individuals eligible to participate in the Option Plan and the allocation of stock options to the participants are administered by a committee of the Board of Directors. The price at which a share of Common Stock may be purchased pursuant to a stock option may not be less than the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS (CONTINUED) fair market value of a share of Common Stock on the date the stock option is granted, and the maximum term of a stock option may not exceed ten years. Additional information relating to the Option Plan is as follows:

                                                 OPTION PRICE                                 AVAILABLE
               STOCK OPTIONS                       PER SHARE        OUTSTANDING  EXERCISABLE  FOR GRANT
-------------------------------------------  ---------------------  -----------  -----------  ---------
At December 31, 1992.......................  $17.50                     81,500       --          28,500
Authorized.................................                             --           --          90,000
Granted....................................  $21.50                     37,500       --         (37,500)
Became exercisable.........................  $17.50                     --           20,375      --
Exercised..................................  $17.50                     (5,025)      (5,025)     --
Terminated.................................  $17.50 to $21.50           (4,625)      --           4,625
                                                                    -----------  -----------  ---------
At December 31, 1993.......................  $17.50 to $21.50          109,350       15,350      85,625
Authorized                                                              --           --          --
Granted....................................  $22.125                    46,500       --         (46,500)
Became exercisable.........................  $17.50 to $22.125          --          140,500      --
Exercised..................................  $17.50 to $21.50          (20,350)     (20,350)     --
Terminated.................................                             --           --          --
                                                                    -----------  -----------  ---------
At December 31, 1994.......................  $17.50 to $22.125         135,500      135,500      39,125
Authorized.................................                             --           --          --
Granted....................................  $31.125                    17,500       --         (17,500)
Became exercisable.........................                             --           --          --
Exercised..................................  $17.50 to $22.125         (67,750)     (67,750)     --
Terminated.................................                             --           --          --
                                                                    -----------  -----------  ---------
At December 31, 1995.......................  $17.50 to $31.125          85,250       67,750      21,625
                                                                    -----------  -----------  ---------
                                                                    -----------  -----------  ---------
Average option price at December 31,
 1995......................................  $22.50

    The Company will adopt Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in 1996. The Company currently plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

    The Company provides a Retirement Savings Plan ("Savings Plan") for its eligible employees. The Savings Plan allows participants to defer a portion of their income through contributions to the Savings Plan pursuant to section 401(K) of the Internal Revenue Code and does not provide for any matching contributions by the Company. The Company bears the administrative costs of the Savings Plan.

    The Company adopted the Crystal Oil Company Employee Stock Ownership Plan (the "ESOP"), effective January 1, 1993, for its eligible employees. Under the ESOP, the Company may contribute annually an amount, if any, determined by the Board of Directors in a specified percentage of total employee compensation, not to exceed 10%. All contributions are made to a trust for the benefit of the employees and are invested in shares of Common Stock to be purchased by an independent trustee in the open market. The Company may elect to make its contribution in the form of shares of Common Stock. The Board of Directors approved a contribution to the ESOP of $50 thousand and $150 thousand or approximately 5% of total annual employee compensation in 1995 and 1994, respectively, which amounts were recorded as general and administrative expense. At December 31, 1995, 5,709

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS (CONTINUED) shares of the Company's Common Stock, purchased in the open market, are held in trust for the ESOP. The Company's contributions are subject to vesting based on the number of years that the employee is employed with the Company from and after January 1, 1993, with amounts being vested at a rate of 20% for each year of employment after January 1, 1993, subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. On December 30, 1994, the participants in the ESOP became fully vested with respect to the prior contributions of the Company as a result of the disposition transaction with Apache. Employees are entitled to receive a single distribution of the number of vested shares in the employee's account following retirement, disability, death or termination of employment but may, in accordance with rules under the ESOP, elect to receive the entire distribution in cash based on the existing value of the Common Stock.

    As a result of the disposition of assets, the Company adopted a special severance pay policy for eligible employees terminated due to a reduction in work force. The Company recorded charges of $484 thousand and $700 thousand in 1995 and 1994, respectively, primarily relating to severance compensation as an offset to the gains on sales of crude oil and natural gas properties.

NOTE J -- NET INCOME PER SHARE
    Earnings per common share were computed by dividing adjusted net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year. The Convertible Notes, the Senior Preferred Stock, the stock options and all classes of warrants are considered to be the equivalent of Common Stock. For the years ended December 31, 1995, 1994 and 1993, the effective exercise price of all classes of warrants, when used in connection with the Senior Preferred Stock, was greater than the average market price of the Common Stock, and therefore not considered in calculating income per share.

    For 1993, the number of shares issuable on conversion of the Series A Preferred Stock (convertible into 50,959 shares of Common Stock) was added to the number of shares of Common Stock outstanding. The Senior Preferred Stock in 1995, 1994 and 1993 were assumed converted into Common Stock, thereby increasing the number of common shares outstanding by 33,274 in 1995, 33,274 in 1994 and 40,828 in 1993. The number of shares outstanding was increased in 1995, 1994 and 1993 by 21,583, 39,621, and 23,364 shares, respectively, for the increase in shares issuable from the outstanding stock options, net of the effect of applying the treasury stock method. The exercise of warrants utilizing the Convertible Notes and the conversion of the remaining Convertible Notes were anti-dilutive and therefore were not assumed to be exercised or converted for 1994 and 1993. All conversions into Common Stock and exercises of warrants were assumed to have been converted or exercised at the beginning of the year.

    Earnings per common share assuming full dilution is computed on the same basis except that in 1995 and 1994 the increase in the number of shares outstanding relating to the Company's stock options under full dilution was 22,168 and 41,015, respectively, because the closing market price of the Common Stock was higher than the average market price during the period for which such options became dilutive.

NOTE K -- COMMITMENTS AND CONTINGENCIES
    The Company, as an entity that has been involved in the exploration, development and production of crude oil and natural gas, has certain obligations based on federal, state and local regulations concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. These environmental obligations include the remediation or mitigation of the effects on the environment of the disposal or release of certain chemical and petroleum substances at

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
certain properties previously owned or operated by the Company such as crude oil and natural gas fields and other facilities. As part of the Company's agreement with Apache Corporation ("Apache") with respect to the disposition of various of the Company's properties in 1994, Apache assumed various plugging and abandonment costs with respect to the properties acquired. The Company, however, agreed to indemnify Apache for certain environmental liabilities relating to the properties sold to it to the extent a claim is made by June 30, 1996.

    In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental cleanup of a mining site in Colorado that was sold by a subsidiary of the Company to ARCO. The mining assets were owned by the Company's subsidiary for approximately eight years during the 1970s and were sold by the subsidiary to ARCO in 1980. The Company has filed a declaratory action in the Federal District Court for the Northern District of Louisiana, Shreveport Division, seeking a determination that the Company has no liability to ARCO with respect to this site due to, among other things, a contractual agreement between the subsidiary of the Company that sold the property to ARCO's predecessor by merger in which such predecessor agreed that the Company's subsidiary would have no further liability with respect to the properties other than for certain express items. The Company is currently reviewing the scope of the potential cleanup and the cost thereof. Although no specific cost estimates have been made by the Company to date, the Company has been advised by ARCO that the total cost of cleanup could exceed $20 million. The Company intends to vigorously defend this matter.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP"), for environmental cleanup by the Indiana Department of Environmental Management and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Other parties have owned and operated this site since the construction of the refinery in 1946. Presently, no environmental-related cost have been assessed for remediation of this site.

    The Company was recently notified by the Department of Transportation of the State of Louisiana ("DOT") that it intends to seek contribution from the Company for the prior cleanup by the DOT of a site located in Shreveport, Louisiana, on which a refinery previously owned by the Company once operated in the 1920s. Other parties which have owned this site or conducted operations at this site have similarly been notified. The DOT is seeking $4.5 million from all PRPs. The Company is engaged in a preliminary review of this matter and, based on such review, believes that any contamination at the site was primarily related to operations or events at the site subsequent to the Company's ownership thereof. The Company currently intends to vigorously defend this matter and has not agreed to any contribution.

    The Company has also recently been advised by the Louisiana Department of Environmental Quality of the potential need for cleanup of 5.5 acres in a 30 acre tract of land outside of Shreveport which the Company owned from 1926 to 1965 and leased to another party that built and operated a crude oil refinery in the 1930s and 1940s. The Company has never owned or operated a refinery at this site and is currently investigating this matter to make a determination as to the potential costs to the Company, if any, of a cleanup of this site.

    Under federal and state environmental laws providing for joint and several liability for environmental cleanup, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. The Company's policy is to accrue environmental remediation costs if it is probable

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE K -- COMMITMENTS AND CONTINGENCIES (CONTINUED) that a liability has been incurred and an amount is reasonably estimable. In light of the foregoing matters, the Company accrued as of December 31, 1995, $1.5 million for defense and related costs of such matters. Because the forgoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital. Such accrual will be reviewed periodically and adjusted, if necessary, to reflect any additional charges that the Company believes will be probable.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Cause No. 79-12012-CA-07. Plaintiff, the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which Crystal Exploration and Production Company, formerly Charter Exploration and Production Company, is the general partner, claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive and the Company believes that the likelihood of a recovery, if any, by Plaintiff in a material amount is remote.

    The Economic Recovery Tax Act of 1981, as supplemented by the Tax Equity and Fiscal Responsibility Act of 1982, provided for transactions that were structured in the form of a lease for tax purposes but, in substance, were solely the sale and purchase of tax benefits such as investment tax credits and deductions under the Accelerated Cost Recovery System. The sales agreements place restrictions on the disposal of assets and, in certain situations, require the Company to indemnify the tax lessor against loss of these tax benefits unless the purchaser of the assets assumes the obligations. In respect to the disposition of assets during 1994, the purchasers agreed to assume the Company's obligations with respect to substantially all of the tax lease agreements in effect. However, the Company is required to maintain its current letters of credit to support the tax lease agreements assumed by the purchasers, and is subject to reimbursement from the purchasers of the assets for draws against the letters of credit. As of December 31, 1995, approximately $4.6 million of standby letters of credit are remaining and primarily support the obligations with respect to the tax benefits sold. These letters of credit have quarterly fees of 3/4 of 1% per annum of the amount of the letters of credit from time to time outstanding. The Company's contingent obligations with respect to the letters of credit pursuant to the Company's Credit Agreement are secured by a collateral account maintained at the issuing bank with approximately $1.5 million in marketable securities. The balance of outstanding standby letters of credit decreases $4.1 million in 1996, $.2 million in 1997, $.1 million in 1998, $.1 million in 1999 and $.1 million thereafter through January 1, 2001.

    On November 10, 1994, the Company entered into various employment agreements with its key officers and employees. These agreements expire on December 31, 1999, and provide for a cash payment to the officer equal to a multiple of one to three times the most recent base salary and extension of certain employee benefits for a period of time in the event of termination of employment under certain circumstances and without cause. In addition, the employment agreements provide for certain cash bonus payment payable in equal semi-annual installments over a two year period and aggregating to 50% of the base salary if the officer is in the employ of the Company at that time.

    The future minimum rental payments for all non-cancelable operating leases as of December 31, 1995, are immaterial. Rental expense on operating leases was not significant in 1995 and approximated $.8 million, and $.6 million in 1994 and 1993, respectively.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE L -- CRUDE OIL AND NATURAL GAS COST DATA AND RESULTS OF OPERATIONS
    The following tables set forth certain data with respect to crude oil and natural gas acquisition, exploration, development and production activities.

                                                                                YEAR ENDED DECEMBER 31
                                                                            -------------------------------
                                                                              1995       1994       1993
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Acquisition of properties:
  Unproved................................................................  $     158  $   1,203  $     260
  Proved..................................................................     --         --             50
Exploration costs.........................................................        866        900      2,270
Development costs.........................................................        110     11,203      5,550

                                                                                        DECEMBER 31
                                                                                    --------------------
                                                                                      1995       1994
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Aggregate capitalized costs (including work in progress):
  Crude oil and natural gas properties............................................  $   1,944  $   3,652
  Undeveloped leases and mineral interests........................................     --            327
  Less accumulated depreciation and depletion.....................................         (6)    (2,087)
                                                                                    ---------  ---------
  Costs relating to crude oil and natural gas activities, net.....................  $   1,938  $   1,892
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Results of operations from exploration and production activities excluding the gain on the sale of the assets in the fourth quarter of 1994:

                                                                              YEAR ENDED DECEMBER 31
                                                                          -------------------------------
                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Revenues:
  Sales to unaffiliated customers.......................................  $      57  $  28,819  $  33,862
  Other income..........................................................        376        506      1,312
                                                                          ---------  ---------  ---------
    Total revenues......................................................        433     29,325     35,174
Production costs (lease operating expense and taxes)....................         17     11,756     12,030
Exploration costs.......................................................         50      2,351      1,264
Depreciation, depletion and impairment..................................          6     10,612     12,199
                                                                          ---------  ---------  ---------
    Total costs.........................................................         73     24,719     25,493
                                                                          ---------  ---------  ---------
Results of operations before income tax.................................        360      4,606      9,681
Income tax (1)..........................................................        122      1,566      3,291
                                                                          ---------  ---------  ---------
Results of operations...................................................  $     238  $   3,040  $   6,390
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

------------------------
(1) Results of operations from exploration and production activities reflects a income taxes for comparative purposes. However, taxable income from operations is offset by the utilization of the Company's net operating loss carryforward.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1995 and 1994.

                                                                            QUARTER ENDED
                                                     ------------------------------------------------------------
                                                     MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31     TOTAL
                                                     ---------  ---------  -------------  ------------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
Revenues...........................................  $   2,191  $   1,306    $   3,909     $    4,112   $  11,518
                                                     ---------  ---------  -------------  ------------  ---------
                                                     ---------  ---------  -------------  ------------  ---------
Gross profit.......................................  $  --      $     302    $   2,580     $    2,776   $   5,658
                                                     ---------  ---------  -------------  ------------  ---------
                                                     ---------  ---------  -------------  ------------  ---------
Net income (loss)..................................  $     528  $    (139)   $     590     $      425   $   1,404
                                                     ---------  ---------  -------------  ------------  ---------
                                                     ---------  ---------  -------------  ------------  ---------
Net income (loss) per common and common stock
 equivalent share..................................  $     .20  $    (.05)   $     .22     $      .16   $     .52
                                                     ---------  ---------  -------------  ------------  ---------
                                                     ---------  ---------  -------------  ------------  ---------

                                                                             QUARTER ENDED
                                                     --------------------------------------------------------------
                                                      MARCH 31     JUNE 30   SEPTEMBER 30   DECEMBER 31     TOTAL
                                                     -----------  ---------  -------------  ------------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1994
Revenues...........................................   $   7,676   $   7,307    $   8,130     $   20,410   $  43,523
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------
Gross profit.......................................   $   4,676   $   4,364    $   4,619     $    3,910   $  17,569
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------
Income (loss) before extraordinary item............   $  (1,102)  $    (246)   $     110     $    5,664   $   4,426
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------
Net income (loss)..................................   $  (1,102)  $    (246)   $     110     $    3,344   $   2,106
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------
Income (loss) before extraordinary item per common
 and common stock equivalent share.................   $    (.44)  $    (.10)   $     .04     $     2.14   $    1.68
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------
Net income (loss) per common and common stock
 equivalent share..................................   $    (.44)  $    (.10)   $     .04     $     1.26   $     .80
                                                     -----------  ---------  -------------  ------------  ---------
                                                     -----------  ---------  -------------  ------------  ---------

    The results of operations include a charge to exploration cost of $2.0 million for the quarter ended March 31, 1994, based on the assessment of wells in progress being drilled as uneconomical to complete. Revenues include a gain from the sale of crude oil and natural gas properties of approximately $12.5 million in the quarter ended December 31, 1994.

NOTE N -- COMMODITY SWAP CONTRACTS
    The Company entered into commodity swap contracts with financial institutions for the purpose of hedging against the volatility in the prices that it receives for a portion of its crude oil and natural gas production. Under such commodity swap contracts, the Company was either entitled to receive or required to pay, on a quarterly basis, an amount of cash equal to the difference between the fixed price in such contracts and a reference price of a barrel of crude oil or a MMbtu of natural gas as quoted or referenced in an agreed established market multiplied by the volume hedged for each contract. These contracts were derivative financial instruments negotiated with the individual financial institution and did not require deliveries of the commodity hedged.

    During the fourth  quarter of 1994  and as  a result of  the disposition  of substantially all of the Company's crude oil and natural gas properties, the Company agreed to cancel all of its commodity swap contracts in consideration for a net amount of approximately $.7 million. The gain from the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE N -- COMMODITY SWAP CONTRACTS (CONTINUED) termination of such contracts was allocated over the original periods of such contracts and recognized for the period ended December 31, 1994, as revenues from crude oil and natural gas of approximately $.3 million for the allocations to volumes hedged and sold from the termination date through the consummation of the disposition transaction on December 30, 1994, and as miscellaneous income of approximately $.4 million for the allocation to the remaining hedged volumes.

    Unless otherwise noted, all transactions identified in the financial statements as hedging transactions are identified and accounted for as hedging transactions for income tax purposes pursuant to Treasury Regulations Section 1.1221-2T(c).

NOTE O -- CONCENTRATION OF CREDIT RISK
    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company consistently invests its idle funds in short term debt securities through major banks. At December 31, 1995, the outstanding balance of these securities included approximately $10.0 million classified as cash equivalents and $55.9 million classified as marketable securities, $1.5 million of which are restricted funds, in the accompanying financial statements. Such investments consist of short term government obligations that are for terms of less than one year.

    The Company's operating revenues are primarily generated from providing firm gas storage capacity to twelve customers under 15-year contracts expiring in 2005. These customers consist of eight local natural gas distribution companies, two major natural gas producers and two natural gas marketers. The concentration of credit risk in a relatively small number of customers in the natural gas industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company performs ongoing credit evaluations of its customer's financial condition.

NOTE P -- INVESTMENT IN RUSSIAN JOINT VENTURE
    In 1993, the Company entered into an agreement with the Orenburgneft Production Association ("Orenburgneft") in Orenburg, Russia, to form a joint venture that would be structured as a closed stock corporation owned equally by Crystal and Orenburgneft. This joint venture is expected to engage in workover and enhanced recovery activities in two fields with existing producing crude oil and natural gas deposits located in the Orenburg Region of the Russian Federation.

    The Company's activities in Russia are subject to the risks associated with foreign operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation and other risks arising out of foreign governmental sovereignty over areas in which the operations are conducted. As a result of such operating environment and the extended period required for obtaining the necessary regulatory approvals and tax exemptions, the Company expensed during the fourth quarter of 1994 its aggregate investment of approximately $2.0 million in the joint venture and another potential venture in the developing stages with the Russian Federation. Presently, this joint venture has been unable to obtain regulatory approval. As a result, the Company has curtailed its activities in Russia pending Orenburgneft's ability to obtain regulatory approval of the joint venture or the proposal of an alternative venture that would be economically viable under the laws of the Russian Federation.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE Q -- FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1995 and 1994.

                                                                             1995                  1994
                                                                     --------------------  --------------------
                                                                     CARRYING     FAIR     CARRYING     FAIR
                                                                      AMOUNT      VALUE     AMOUNT      VALUE
                                                                     ---------  ---------  ---------  ---------
Cash and cash equivalents..........................................  $  10,812  $  10,812  $  75,864  $  75,864
Marketable securities..............................................     54,447     54,447     --         --
Restricted cash and cash equivalents...............................     --         --          6,563      6,563
Restricted marketable securities...................................      1,476      1,476     --         --
Long-term obligations, including current maturities................     36,654     36,654        241        241
Deferred revenue from sale of future contract
 receivables.......................................................     22,160     22,160     --         --

    The   following  methods  and  assumptions  were  used  by  the  Company  in determining its fair value disclosure for financial instruments:

    Cash and cash  equivalents:   The carrying  amount reported  in the  balance
sheet approximates fair value due to the short maturity of the cash equivalents.

    Marketable  securities:   Marketable securities consist  of debt securities.
Fair values are based on quoted market prices.

    Current and Long-Term Obligations: The carrying amount of the Company's secured guaranteed notes, note to bank and others approximates its fair value, which is estimated using discounted cash flow method based on the Company's borrowing rates for similar types of financing arrangements.

    Deferred Revenue from Sale of Future Contract Receivables: The carrying amount of the Company's deferred revenue from sale of future contract receivables reflects the net proceeds from the HGSC Sold Receivables and approximates its fair value. The fair value of the HGSC Sold Receivables is estimated using discounted cash flow method based on the discount rate for similar types of arrangements.

    Off-balance-sheet instruments: Fair values for the Company's letter of credit contracts are based on costs which would be incurred to terminate existing agreements and enter into new agreements for similar amounts, expiration dates and counterparties' credit standing. Such estimated fair value approximates the carrying amount of the obligation for fees related to the letters of credit.

    The carrying amounts of account receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments.

NOTE R -- SEGMENT INFORMATION AND OTHER
    The Company's operations were primarily concentrated in the natural gas storage segment after the acquisition of FRGC in June 1995 and the crude oil and natural gas exploration and production segment prior to the substantial disposition of the related assets during the fourth quarter of 1994. Operating profit for each segment includes total revenues (inclusive of gain on sale of property, plant and equipment of $12.5 million in 1994) less operating expenses and excludes general and administrative expenses, interest and debt expense and income taxes.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE R -- SEGMENT INFORMATION AND OTHER (CONTINUED)
    The following table presents information relating to the Company's business segments included in its Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993:

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
Segment Revenues:
  Crude oil and natural gas exploration and production.........................  $     433  $  41,849  $  35,174
  Natural gas storage..........................................................      6,317     --         --
  Investment income and other..................................................      4,768      1,674        766
                                                                                 ---------  ---------  ---------
    Total......................................................................  $  11,518  $  43,523  $  35,940
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Segment Operating Profit:
  Crude oil and natural gas exploration and production.........................  $     360  $  17,130  $   9,681
  Natural gas storage..........................................................      4,123     --         --
                                                                                 ---------  ---------  ---------
  Operating profit.............................................................      4,483     17,130      9,681
  Corporate and general and administrative expense, net of investment income
   and other revenues..........................................................        135     (7,091)    (4,440)
  Interest and debt expense....................................................     (2,252)    (2,773)    (3,575)
                                                                                 ---------  ---------  ---------
                                                                                 $   2,366  $   7,266  $   1,666
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The identifiable assets of the Company, by segment, at December 31, 1995 and 1994 are as follows:

                                                                                    1995        1994
                                                                                 -----------  ---------
Crude oil and natural gas exploration and production...........................  $     2,522  $   6,552
Natural gas storage............................................................       93,417     --
Corporate and other............................................................       77,506     85,388
                                                                                 -----------  ---------
  Total........................................................................  $   173,445  $  91,940
                                                                                 -----------  ---------
                                                                                 -----------  ---------

    Depreciation and amortization expense and capital expenditure information for each segment is as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Depreciation and Amortization Expense:
  Crude oil and natural gas exploration and production................  $       6  $  10,612  $  12,199
  Natural gas storage.................................................      1,495     --         --
  Corporate and other.................................................        268      3,608        387
                                                                        ---------  ---------  ---------
    Total.............................................................  $   1,769  $  14,220  $  12,586
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                                                                            YEAR ENDED DECEMBER 31
                                                                        -------------------------------
                                                                          1995       1994       1993
                                                                        ---------  ---------  ---------
Capital Expenditures:
  Crude oil and natural gas exploration and production................  $   1,499  $  14,111  $   9,075
  Natural gas storage.................................................     78,509     --         --
  Corporate and other.................................................        133        456        847
                                                                        ---------  ---------  ---------
    Total.............................................................  $  80,141  $  14,567  $   9,922
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED
                               DECEMBER 31, 1995

NOTE R -- SEGMENT INFORMATION AND OTHER (CONTINUED)
    During 1995, the Company's operating revenues were primarily generated from the operation of the gas storage facility and specifically from the 15-year contracts, which expire in 2005, providing for firm capacity to twelve customers. The Company had one customer which accounted for $1.2 million (10%) of total revenue in 1995. In respect to the crude oil and natural gas production activities, the Company had one purchaser of natural gas production which accounted for $10.6 million (24%) and $12.6 million (35%) of total revenue in 1994 and 1993, respectively, and one purchaser of crude oil production which accounted for approximately $10.5 million (24%) and $13.3 million (37%) of total revenues in 1994 and 1993, respectively. There are no other customers to whom sales represent more than 10% of total revenues.

                            SUPPLEMENTAL INFORMATION
                                  (UNAUDITED)

    Supplemental information includes crude oil and natural gas reserve information pertaining to the Company's crude oil and natural gas exploration and production operations required by Statement No. 69 of the Financial Accounting Standards Board entitled "Disclosures About Oil and Gas Producing Activities".

                              RESERVE INFORMATION

    The following tables present certain information regarding the Company's proved reserves, all of which are located in the United States. The Company engaged the independent engineering firm of Harlan Consulting to report on the crude oil and natural gas reserves at December 31, 1993. An independent review of the reserves was not obtained at December 31, 1995 and 1994. At December 31, 1995, the reserves were derived from the Company's participation in the drilling activities under a prospect development program. At December 31, 1994, the reserves related to the Company's interest in one South Texas field and its interest, through a subsidiary, in its four partnerships. All of such reserves have been sold during the first quarter of 1995. The proved crude oil and natural gas reserves were estimated in all periods generally utilizing prices and costs then in effect. Actual future net cash flows will be affected by actual production, supply and demand for crude oil and natural gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. As required, the prices used in preparing the following tables are those in effect at the respective year ends presented, which may vary from prices subsequently received due to seasonal fluctuations or changes in the industry except to extent prices are fixed and determinable from existing contracts or hedging arrangements. The timing of future cash flows from proved reserves, and thus their present value, is affected by the timing of the incurrence of expenses in connection with their development. In estimating future net cash flows and their present values, estimates were made about the Company's development drilling activities.

NET PROVED CRUDE OIL AND NATURAL GAS RESERVES

    The proved developed and undeveloped crude oil and natural gas reserves, all of which are located in the United States, are summarized below:

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                    1995                    1994                     1993
                                           ----------------------  -----------------------  ----------------------
                                               OIL         GAS        OIL          GAS         OIL         GAS
                                           -----------  ---------  ----------  -----------  ----------  ----------
                                            (BARRELS)     (MCF)    (BARRELS)      (MCF)     (BARRELS)     (MCF)
Proved developed and undeveloped
 reserves:
  Beginning of period....................      18,947     799,073   6,098,536   73,162,203   6,856,812  58,928,720
  Revisions of previous estimates........      --          --          44,346      247,655      95,244  20,325,563
  Improved recovery (secondary)..........      --          --          --          --           --          --
  Purchases of minerals in place.........      --          --          --          --           --          --
  Extensions, discoveries, and other
   additions.............................     122,084   1,065,075      --          --          311,060   1,834,187
  Production.............................      (2,141)     (7,592)   (968,524)  (7,349,131) (1,106,192) (7,550,909)
  Sales of minerals in place.............     (18,947)   (799,073) (5,155,411) (65,261,654)    (58,388)   (375,358)
                                           -----------  ---------  ----------  -----------  ----------  ----------
  End of period..........................     119,943   1,057,483      18,947      799,073   6,098,536  73,162,203
                                           -----------  ---------  ----------  -----------  ----------  ----------
                                           -----------  ---------  ----------  -----------  ----------  ----------
Proved developed reserves:
  Beginning of period....................      18,947     799,073   4,857,749   51,904,640   5,639,268  55,295,935
                                           -----------  ---------  ----------  -----------  ----------  ----------
                                           -----------  ---------  ----------  -----------  ----------  ----------
  End of period..........................      77,292     632,570      18,947      799,073   4,847,749  51,904,640
                                           -----------  ---------  ----------  -----------  ----------  ----------
                                           -----------  ---------  ----------  -----------  ----------  ----------

ESTIMATED STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The estimated standardized measure of discounted future net cash flows and changes therein relating to proved crude oil and natural gas reserves are summarized below:

                                                                                            DECEMBER 31
                                                                                 ----------------------------------
                                                                                   1995       1994         1993
                                                                                 ---------  ---------  ------------
                                                                                           (IN THOUSANDS)
Future cash inflows............................................................  $   5,386  $   1,298  $    260,907
Future production costs........................................................       (552)      (663)      (79,588)
Future development costs.......................................................       (131)    --           (20,464)
                                                                                 ---------  ---------  ------------
Future net cash flow, before income tax expense (1)(2).........................      4,703        635       160,855
Annual discount of estimated future net cash flow (3)..........................       (908)      (241)      (64,590)
                                                                                 ---------  ---------  ------------
Present value of future net cash flow before income taxes (4)..................      3,795        394        96,265
Future income tax expense discounted at 10% (5)................................     --         --           --
                                                                                 ---------  ---------  ------------
Standardized measure of discounted future net cash flow (3)....................  $   3,795  $     394  $     96,265
                                                                                 ---------  ---------  ------------
                                                                                 ---------  ---------  ------------
Costs relating to crude oil and natural gas activities, net (6)................  $   1,938  $   1,892  $     78,483
                                                                                 ---------  ---------  ------------
                                                                                 ---------  ---------  ------------

------------------------
(1) In computing future net cash flow, crude oil and natural gas prices were based on year-end prices and consider increases or decreases to the extent they are fixed and determinable from existing contracts. No deductions have been made for general corporate overhead or any other indirect costs.

(2) Includes future net cash flow attributable to proved developed non-producing properties of $1.3 million, $11 thousand and $23.2 million respectively, which is net of future development costs of $5.1 million in 1993. The future development costs are not significant in 1995 and 1994.

(3) The annual discount of estimated future net cash flow is defined for use herein as future net cash flow, before income tax expense, discounted at 10% per year over the expected period of realization. Standardized measure of discounted future net cash flows, as used herein, should not be construed as fair market value, since no consideration has been given to many factors which influence the prices at which petroleum products are traded, such as allowance for return on the investment and normal risks incident to the crude oil and natural gas business.

(4) Includes the present value of future net cash flow before income taxes attributable to proved developed non-producing properties of $1.1 million, $7 thousand and $13.7 million, respectively.

(5) The future income tax expense varies primarily from the amount computed by applying statutory rates because of the benefits derived from the utilization of net operating loss carryforwards and other tax benefits available for tax purposes. Undiscounted future income taxes were none in 1995, 1994 and 1993.

(6) At December 31, 1995, includes approximately $395 thousand relating to investment in a South Louisiana field and approximately $1.6 million relating to work in progress in an exploration venture with two partners, for which, at current, no future revenues are estimated until completion of each exploratory well.

    The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                           DECEMBER 31
                                                                                ---------------------------------
                                                                                  1995        1994        1993
                                                                                ---------  ----------  ----------
                                                                                         (IN THOUSANDS)
Balance at beginning of year..................................................  $     394  $   96,265  $   99,602
Sales and transfers of crude oil and natural gas produced, net of production
 costs........................................................................        (40)    (17,063)    (21,831)
Revisions for net change in price and production costs........................     --            (407)    (12,538)
Revisions of previous quantity estimates......................................     --             450      20,799
Estimated future development costs and other..................................     --         (10,416)     (3,376)
Sales of minerals in place....................................................       (394)    (78,061)       (630)
Extensions, discoveries and improved recovery, less related costs.............      3,835      --           4,279
Purchases of minerals in place................................................     --          --          --
Net change in income taxes, net of discount...................................     --          --          --
Accretion of discount.........................................................     --           9,626       9,960
                                                                                ---------  ----------  ----------
Balance at end of year........................................................  $   3,795  $      394  $   96,265
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under Item 10 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under Item 11 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under Item 12 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under Item 13 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                            PAGE
                                                                                                            -----
(a) 1.     Financial Statements
           Crystal Oil Company and Subsidiaries:
           Report  of Independent Certified Public Accountants for each  year of the three years in the
            period ended December 31, 1995.............................................................          20
           Consolidated Balance Sheets as of December 31, 1995 and 1994................................          21
           Consolidated Statements  of Operations  for each  of the  three years  in the  period  ended
            December 31, 1995..........................................................................          22
           Consolidated  Statements of Stockholders' Equity  for each of the  three years in the period
            ended December 31, 1995....................................................................          23
           Consolidated Statements  of Cash  Flows for  each of  the three  years in  the period  ended
            December 31, 1995..........................................................................          24
           Notes  to Consolidated Financial Statements for each of  the three years in the period ended
            December 31, 1995..........................................................................          25
           Supplemental Information (Unaudited)........................................................          47
           Financial Statement Schedules for each of the three years in the period ended December 31, 1995
   2.
           Schedule II -- Valuation and qualifying accounts and reserves...............................          53
           (All other schedules are omitted as  the required information is inappropriate or  presented in the Consolidated Financial Statements or related footnotes.)

       3.  Exhibits

      2.1  Purchase  and  Sale Agreement  dated November  6,  1994, between  Crystal Oil
            Company as Seller  and Apache  Corporation as  Buyer (Reference  is made  to
            Report  of Form 10-Q filed by the Company for the period ended September 30,
            1994).
      3.1  Amended and Restated Articles  of Incorporation of  the Company, as  amended.
            (Reference  is made  to Report  on Form  10-K filed  by the  Company for the period ended December 31, 1993).
      3.2  By-laws of the  Company, as amended  through January 29,  1988 (Reference  is made  to  Report on  Form 10-K  filed by  the Company  for the  period ended
            December 31, 1987).
      4.1  Credit Agreement dated March 31, 1995, (the "Credit Agreement"), between  the
            Company and Bankers Trust Company, Morgan Guaranty Trust Company of New York
            and  Texas Commerce Bank, National Association  (Reference is made to Report on Form 10-Q filed by the Company for the period ended March 31, 1995).
 *    4.2  Trust Agreement  dated November  21, 1995,  between Hattiesburg  Gas  Storage
            Company  as Seller, Hattiesburg  Industrial Gas Sales  Company as Seller and
            Servicer and Wilmington Trust Company as Owner Trustee.
 *    4.3  Indenture dated November  21, 1995, between  Hattiesburg Gas Storage  Company and Chemical Bank as Indenture Trustee.
      4.4  Article  IV  of the  Amended and  Restated Articles  of Incorporation  of the
            Company (Reference is made to Exhibit 3.1 contained herein).
      4.5  Amended and Restated Warrant Agreement dated  as of January 1, 1987,  between the Registrant and RepublicBank Dallas, National Association relating to the
            $.075  Warrants (Reference is made  to Exhibit 2(c) to  the Report on Form 8 filed by the Company on April 6, 1987).
      4.6  Amended and Restated Warrant Agreement dated  as of January 1, 1987,  between the Registrant and RepublicBank Dallas, National Association relating to the
            $.10  Warrants (Reference is  made to Exhibit  2(d) to the  Report on Form 8 filed by the Company on April 6, 1987).
      4.7  Amended and Restated Warrant Agreement dated  as of January 1, 1987,  between the Registrant and RepublicBank Dallas, National Association relating to the
            $.125  Warrants (Reference is made  to Exhibit 2(e) to  the Report on Form 8 filed by the Company on April 6, 1987).
      4.8  Amended and Restated Warrant Agreement dated  as of January 1, 1987,  between the Registrant and RepublicBank Dallas, National Association relating to the
            $.15  Warrants (Reference is  made to Exhibit  2(f) to the  Report on Form 8 filed by the Company on April 6, 1987).
      4.9  Amended and Restated Warrant Agreement dated  as of January 1, 1987,  between the Registrant and RepublicBank Dallas, National Association relating to the
            $.25  Warrants (Reference is  made to Exhibit  2(g) to the  Report on Form 8 filed by the Company on April 6, 1987).
     10.1  Stock Purchase Agreement dated May 2, 1995, between the Company as  Purchaser and First Reserve Energy Assets Fund, Limited Partnership and First Reserves
            Fund V, Limited Partnership as Sellers. (Reference is made to Report of Form
            10-Q filed by the Company for the period ended March 31, 1995).
 *   10.2  Sale and Servicing Agreement dated November 21, 1995, between Hattiesburg Gas
            Storage  Company  as Seller,  Hattiesburg  Industrial Gas  Sales  Company as
            Seller and Servicer and Wilmington Trust Company as Owner Trustee.

 *   10.3  First Amendment to the Sales and Servicing Agreement dated as of January  31,
            1996,  between  Hattiesburg  Gas  Storage  Company  as  Seller,  Hattiesburg
            Industrial Gas Sales  Company as  Seller and Servicer  and Wilmington  Trust
            Company as Owner Trustee.
     10.4  Form of Indemnity Agreement between the Company and each of its directors and executive  officers (Reference is made  to Report on Form  10-K filed by the
            Company for the period ended December 31, 1989).
(  a)10.5  Employment Agreement dated August  22, 1989, as  amended between the  Company and  J. N. Averett, Jr.  (Reference is made to Report  on Form 10-K filed by the Company for the period ended December 31, 1989).
(  a)10.6  Crystal Oil Company Employee Stock Option  Plan and Form of Option  Agreement
            dated  March 23, 1992, as amended through  May 27, 1993, between the Company and its executives. (Reference is made to  Report of Form 10-K filed by  the
            Company for the period ended December 31, 1993).
(  a)10.7  Crystal  Oil Company  Employee Stock  Ownership Plan  dated January  1, 1993, between the Company and its employees  (Reference is made to Report on  Form
            10-K filed by the Company for the period ended December 31, 1992).
(  a)10.8  First  Amendment to  the Crystal  Oil Company  Employee Stock  Ownership Plan
            dated July 21, 1993. (Reference is made to Report on Form 10-K filed by  the
            Company for the period ended December 31, 1993).
(  a)10.9  Form  of Executive  Compensation and  Severance Agreement  dated November 10,
            1994, between the Company and the  Executives. (Reference is made to  Report on Form 10-Q filed by the Company for the period ended September 30, 1994).
 *   11    Computation of Earnings Per Common Share.
 *   22    Subsidiaries of the Company.
 *   23    Consent of Independent Auditors dated March 20, 1996.
     27    Financial Data Schedule.

    (b) Reports on Form 8-K
        None
------------------------

(a) Management Incentive Compensation Plans

*   Filed herein

                                                                     SCHEDULE II

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                  BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE AT
             ALLOWANCE FOR DOUBTFUL                BEGINNING     COSTS AND        OTHER                       END OF
           TRADE ACCOUNTS RECEIVABLE               OF PERIOD     EXPENSES      ACCOUNTS(B)   DEDUCTIONS(A)    PERIOD
------------------------------------------------  -----------  -------------  -------------  -------------  -----------
Year ended December 31,
  1995..........................................   $     231     $      48      $  --          $  --         $     279
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----
  1994..........................................   $      76     $     109      $      54      $       8     $     231
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----
  1993..........................................   $      41     $      50      $  --          $      15     $      76
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----


            IMPAIRMENT ALLOWANCE ON
               UNDEVELOPED LEASES
------------------------------------------------
Year ended December 31,
  1995..........................................   $     307     $      20      $  --          $     327     $  --
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----
  1994..........................................   $     406     $     795      $    (227)     $     667     $     307
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----
  1993..........................................   $   1,096     $     984      $  --          $   1,674     $     406
                                                  -----------        -----         ------    -------------       -----
                                                  -----------        -----         ------    -------------       -----

------------------------
(A) Includes   uncollectible  trade  accounts   receivable  and  expired  leases
    charged-off during the year against the allowance.

(B) Includes reduction to impairment for leases sold during 1994.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 1996.

                                                   CRYSTAL OIL COMPANY

                                          By:       /s/ J. N. AVERETT, JR.

                                             -----------------------------------
                                                     J. N. Averett, Jr.
                                                 PRESIDENT, CHIEF OPERATING
                                                    OFFICER AND DIRECTOR
                                                (PRINCIPAL EXECUTIVE OFFICER)

                                          By:          /s/ J. A. BALLEW

                                             -----------------------------------
                                                        J. A. Ballew
                                              SENIOR VICE PRESIDENT, TREASURER,
                                                 AND CHIEF FINANCIAL OFFICER

                                          By:         /s/ PAUL E. HOLMES

                                             -----------------------------------
                                                       Paul E. Holmes
                                                  VICE PRESIDENT/CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                       CAPACITY                        DATE
------------------------------------------------------  -------------------------------------  ------------------

                     /s/ J. N. AVERETT, JR.
     -------------------------------------------                      Director                   March 15, 1996
                  J. N. Averett, Jr.

                    /s/ GEORGE P. GIARD, JR.
     -------------------------------------------                      Director                   March 15, 1996
                 George P. Giard, Jr.

                      /s/ GARY S. GLADSTEIN
     -------------------------------------------                      Director                   March 15, 1996
                  Gary S. Gladstein

                         /s/ ROBERT HODES
     -------------------------------------------                      Director                   March 15, 1996
                     Robert Hodes

                     /s/ DONALD G. HOUSLEY
     -------------------------------------------                      Director                   March 15, 1996
                  Donald G. Housley

                       /s/ LIEF ROSENBLATT
     -------------------------------------------                      Director                   March 15, 1996
                   Lief Rosenblatt