Form 10-Q
period 1996-03-31
CRYSTAL OIL CO
filed 1996-05-14
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                           CRYSTAL OIL COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
- ----------------------------------               ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
- -----------------------------------------        ----------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (318) 222-7791
                                                  --------------------

                                  NONE
- ----------------------------------------------------------------------
       (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                    -----                           -----

Common Stock outstanding on May 9, 1996          2,662,042
                                        ---------------------------

                           CRYSTAL OIL COMPANY

                                  INDEX

                                                                Page No.
                                                                --------
                                 Part I
Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    March 31, 1996 (Unaudited) and December 31, 1995                  3

  Consolidated Condensed Statements of Operations -
    Three Months Ended March 31, 1996 and 1995 (Unaudited)            4

  Consolidated Statement of Stockholders' Equity -
    Three Months Ended March 31, 1996 and 1995 (Unaudited)            5

  Consolidated Condensed Statements of Cash Flows -
    Three Months Ended March 31, 1996 and 1995 (Unaudited)            6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                       8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12


                                Part II


Item 1.  Legal Proceedings                                           17

Item 6.  Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

                             CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)

                                    ASSETS

                                                     MARCH 31    DECEMBER 31
                                                       1996         1995
                                                     --------    -----------
                                                    (UNAUDITED)      (1)
CURRENT ASSETS
  Cash and cash equivalents                          $  1,422      $ 10,812
  Marketable securities available for sale             63,400        54,447
  Accounts receivable - net                               691           704
  Prepaid expenses and other current assets               372           357
                                                     --------      --------
    TOTAL CURRENT ASSETS                               65,885        66,320

PROPERTY, PLANT AND EQUIPMENT - net                    95,241        96,281

OTHER ASSETS
  Deferred tax assets                                   7,408         7,398
  Restricted marketable securities                      1,950         1,476
  Others                                                1,996         1,970
                                                     --------      --------
                                                       11,354        10,844
                                                     --------      --------

    TOTAL ASSETS                                     $172,480      $173,445
                                                     --------      --------
                                                     --------      --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations           $    225      $    294
  Accounts payable                                      1,374         1,948
  Other accrued expenses                                  575           634
                                                     --------      --------
    TOTAL CURRENT LIABILITIES                           2,174         2,876

LONG-TERM OBLIGATIONS                                  37,855        37,860

DEFERRED REVENUE FROM SALE OF
  FUTURE CONTRACT RECEIVABLES                          21,115        22,160


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                  148           148
  Common stock                                             27            27
  Additional paid-in capital                           96,946        96,902
  Retained earnings - Since January 1, 1987            14,215        13,472
                                                     --------      --------
    TOTAL STOCKHOLDERS' EQUITY                        111,336       110,549
                                                     --------      --------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $172,480      $173,445
                                                     --------      --------
                                                     --------      --------

(1) The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date, and condensed.


    See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            ($ in Thousands Except Shares and Per Share Amounts)
                                 (Unaudited)
                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        --------------------
                                                          1996       1995
                                                        --------   ---------
NET REVENUES
  Gas storage fees                                      $   3,418  $       -
  Crude oil and natural gas                                   159          -
  Net gain on sale of property, plant and equipment            35        827
  Interest and investment income                              880      1,346
  Other income                                                 14         18
                                                        ---------  ---------
                                                            4,506      2,191

COST AND EXPENSES
  Operating expense and taxes                                 489        111
  General and administrative expense                          821      1,154
  Interest and debt expense                                   822          -
  Amortization of discount on sale of future
   contract receivables                                       410          -
  Depreciation, depletion and amortization                    761         59
                                                        ---------  ---------
                                                            3,303      1,324
                                                        ---------  ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                    1,203        867

PROVISION FOR INCOME TAXES                                    460        339
                                                        ---------  ---------

NET INCOME                                              $     743  $     528
                                                        ---------  ---------
                                                        ---------  ---------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    2,654,375  2,603,209
                                                        ---------  ---------
                                                        ---------  ---------

NET INCOME PER COMMON SHARE                             $     .28  $     .20
                                                        ---------  ---------
                                                        ---------  ---------













     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                         ------------------
                                                           1996      1995
                                                         --------   -------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $    148   $   148
                                                         --------   -------
  COMMON STOCK
    Balance at beginning and end of period                     27        26
                                                         --------   -------
  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                         96,902    74,045
      Issuance of Common Stock                                 44       646
      Utilization of net operating loss carryforward
        and recognition of deferred tax assets                  -       339
                                                         --------   -------
    Balance at end of period                               96,946    75,030
                                                         --------   -------
  RETAINED EARNINGS
    Balance at beginning of period                         13,472    12,068
      Net income                                              743       528
                                                         --------   -------
    Balance at end of period                               14,215    12,596
                                                         --------   -------

  TOTAL STOCKHOLDERS' EQUITY                             $111,336   $87,800
                                                         --------   -------
                                                         --------   -------














  See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
Cash flows from operating activities:
  Net income                                              $    743   $   528
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                   63         -
      Net accretion on investments in debt securities         (703)     (699)
      Depreciation, depletion and amortization                 761        59
      Deferred income taxes                                    401       339
      Net gain on sale of property, plant and equipment        (35)     (827)
      Decrease in accounts receivable                           13     3,791
      Increase in prepaid expense and other
        current assets                                         (15)       (6)
      Decrease in other assets                                   -        24
      Decrease in accounts payable and accrued expenses       (633)   (2,899)
                                                          --------  --------
    Net cash provided by operating activities                  595       310
                                                          --------  --------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment           46       805
  Capital expenditures                                        (143)     (270)
  Purchases of marketable securities                       (20,308)  (65,983)
  Maturity of marketable securities                         11,584         -
  Reduction of restricted funds                                  -     4,673
  Investment in Russian joint venture                            -      (103)
                                                          --------  --------
    Net cash used in investing activities                   (8,821)  (60,878)
                                                          --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                        44       646
  Reduction of long-term obligations                           (74)      (16)
  Reduction of deferred revenue from sale of
     future contract receivables                            (1,045)        -
  Payment of costs for financing and sale
    of future contract receivables                             (89)        -
                                                          --------  --------
    Net cash provided by (used in) financing activities     (1,164)      630
                                                          --------  --------
Net decrease in cash and cash equivalents                   (9,390)  (59,938)

Cash and cash equivalents at beginning of period            10,812    75,541
                                                          --------  --------

Cash and cash equivalents at end of period                $  1,422  $ 15,603
                                                          --------  --------
                                                          --------  --------

     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL OIL COMPANY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Continued)
                              ($ in Thousands)
                                (Unaudited)


Supplemental disclosures of cash flow information:

                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                                   ------------------
                                                     1996      1995
                                                     ----      ----
Cash paid during the period for:
  Interest, net of amounts capitalized               $866      $  -
                                                     ----      ----
                                                     ----      ----
  Amortization of discount on sale of
    future contract receivables                      $410      $  -
                                                     ----      ----
                                                     ----      ----
  Income taxes                                       $ 25      $350
                                                     ----      ----
                                                     ----      ----



















   See accompanying notes to consolidated condensed financial statements.

                          CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

Note 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of March 31, 1996, and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996, and for all periods presented have been made.

     There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K, except as noted below.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", during the first quarter of 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adoption of SFAS 121 did not affect the Company's consolidated financial position or results of operations.

     The Company will implement the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in the financial statements for the year ending December 31, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures in the Notes to the Consolidated Financial Statements at December 31, 1996, as required by SFAS 123.

Note 2.  DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES

     In the fourth quarter of 1995, First Reserve Gas Company ("FRGC"), through its wholly owned subsidiaries sold to a newly formed business trust the right to receive payment on the firm natural gas storage contract receivables to be generated by the subsidiaries through June 30, 2000, from the operation of a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Sold Receivables"). The net proceeds from this sale were approximately $22.5 million. As of March 31, 1996, the Company had approximately $21.1 million in deferred revenue from the sale of future contract receivables as net proceeds received by the Company from the Hattiesburg Sold Receivables are to be recognized for accounting purposes over the period during which the receivables are to be generated. The discount between the net proceeds from the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate (7.52%) applied in fixing the sale price of the Hattiesburg Sold Receivables. The Company recorded an expense of approximately $410 thousand for the amortization of discount on sale of future contract receivables for the three month period ended March 31, 1996.

     The obligations under the agreement relating to the sale of the Hattiesburg Sold Receivables are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of March 31, 1996, restricted funds of approximately $539 thousand also secured the obligations with respect to the Hattiesburg Sold Receivables.

Note 3.  PROVISION FOR INCOME TAXES

     As a result of the Company's quasi-reorganization accounting treatment and the expected generation of future taxable income following the acquisition of FRGC, during 1995 the Company recorded a deferred tax asset and an increase in additional paid-in capital to account for the expected realization of benefits from the Company's utilization of its net operating loss carryforwards and other tax benefits generated prior to the Company's reorganization. The recognition of certain benefits generated subsequent to the reorganization were recorded as a reduction in the carrying value of the storage facility. In 1996, an additional $411 thousand of tax credit carryforwards were recognized by a further reduction in the carrying value of the storage facility. The Company's provision for income taxes includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $401 thousand as a result of utilization of such tax benefits during the three month period ended March 31, 1996.

Note 4.  COMMITMENTS AND CONTINGENCIES

     The Company currently has outstanding approximately $4.7 million in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions. The Company's obligations with respect to these letters of credit are secured by approximately $1.4 million in marketable securities, which have been classified as non-current assets on the consolidated balance sheet of the Company at March 31, 1996.

     In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental cleanup of a mining site in Colorado that was sold by a subsidiary of the Company to ARCO. The mining assets were owned by the Company's subsidiary for approximately eight years during the 1970s and were sold by the subsidiary to ARCO in 1980. The Company has filed a declaratory action in the Federal District Court for the Northern District of Louisiana, Shreveport Division, seeking a determination that the Company has no liability to ARCO with respect to this site due to, among other things, a contractual agreement between the subsidiary of the Company that sold the property to ARCO's predecessor by merger in which such predecessor agreed that the Company's subsidiary would have no further liability with respect to the properties other than for certain expressed items. ARCO is currently seeking a transfer of the declaratory action to Colorado, which the Company is vigorously contesting. The Company is currently reviewing the scope of the potential cleanup and the cost thereof. Although no specific cost estimates have been made by the Company to date, the Company has been advised by ARCO that the total cost of cleanup could exceed $20 million. The Company intends to vigorously defend this matter.

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

     As previously reported, the State of Louisiana through the Department of Environmental Quality ("the State of Louisiana") notified the Company by letter dated January 19, 1996, that the Company had potential liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site while the Company was "owner/operator" of a fuel oil refinery from 1920 until 1940. Such property was sold by the Company in 1965. Independently, the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Caddo Parish, Louisiana, from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. Believing that such potential claims by the State of Louisiana were barred by reason of the Company's bankruptcy proceeding as to which a plan of reorganization was confirmed on December 31, 1986 (which plan of reorganization was consummated on January 30, 1987), the Company filed a motion in April 1996 to reopen the 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for such purpose and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. The Company intends vigorously to prosecute its position that the claims by the State of Louisiana are barred by reason of orders entered in its previous bankruptcy proceeding. At this time, the Company has not given any substantial consideration to the merits of the claims since a favorable ruling, if one is obtained, on the bankruptcy bar issue would obviate the need to defend the potential claims on the merits thereof.

     Under federal and state environmental laws providing for joint and several liability for environmental cleanup, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. The Company's policy is to accrue environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. In light of the foregoing matters, the Company has accrued approximately $1.4 million as of March 31, 1996, for defense and related costs of such matters. Such accrual will be reviewed periodically and adjusted, if necessary, to reflect any additional charges that the Company believes will be probable.

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Cause No. 79-12012-CA-07. Plaintiff, the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which Crystal Exploration and Production Company, formerly Charter Exploration and Production Company, is the general partner, claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. The Company, however, was recently notified that the case has been set for trial in September 1996. The Company believes that the likelihood of a recovery, if any, by Plaintiff in a material amount is remote.

Note 5.  EARNINGS PER SHARE

     Earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and the stock options have been considered to be the equivalent of Common Stock for all periods presented; however, such securities were not assumed converted because the dilution effect is less than 3%. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as primary earnings per common share for the three months ended March 31, 1996 and 1995, except that the closing market price of the Common Stock was utilized to purchase treasury shares with proceeds from the assumed exercise of the stock options, because such market price was higher than the 90-day average market price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should assist in a further understanding of the Company's financial condition as of March 31, 1996, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995, should be read in conjunction with this discussion.

General

     After the disposition of substantially all of its domestic crude oil and natural gas properties for approximately $98 million and the prepayment of all of its outstanding indebtedness in the fourth quarter of 1994, the Company embarked on an acquisition program aimed at identifying assets that would generate income for the Company on a current basis and would benefit from the Company's tax position as well as present the opportunity for capital appreciation. The initial step under this program was the acquisition of First Reserve Gas Company ("FRGC") for approximately $78.5 million in June 1995. FRGC's principal asset was a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Facility").

     The acquisition of FRGC was funded with the Company's available cash and permanent financing of $58 million. The Company's financing of the acquisition was structured through the sale to a newly formed business trust of approximately five years of accounts receivable to be generated through June 30, 2000, from the operations of the Hattiesburg Facility (the "Hattiesburg Sold Receivables") and $36.5 million in debt, the recourse of which is primarily limited to FRGC and the Hattiesburg Facility.

     Prior to the Company's acquisition of FRGC, the Company's sources of revenue and income for 1995 were primarily limited to income from government and other marketable securities. With the acquisition of FRGC, the principal source of the Company's income is currently the revenue from the operation of the Hattiesburg Facility. Further, while the Company will be recognizing income for accounting purposes in respect of the Hattiesburg Sold Receivables over the life of those receivables as if the Company continued to own the receivables, actual payments in respect of the Hattiesburg Sold Receivables are being made to the purchasing trust and are not actually received by the Company.

     As of March 31, 1996, the Company had $64.8 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

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

Results of Operations

  General

     The Company recorded net income for the three months ended March 31, 1996, of $743 thousand, $.28 per share, compared to net income of $528 thousand, $.20 per share, for the comparative period in 1995. First quarter 1996 results included $3.4 million in revenues and $2.4 million in operating income from the natural gas storage activities. In addition, the revenues for the first quarter of 1996 included interest and investment income of approximately $.9 million and sales of crude oil and natural gas of $159 thousand resulting primarily from the Company's participation in drilling activities during the fourth quarter of 1995. First quarter 1995 results included a gain of approximately $.8 million from the sale of fixed assets and interest and investment income of approximately $1.3 million. The Company did not reflect any sales of crude oil and natural gas during the three months ended March 31, 1995, due to the 1994 disposition of its crude oil and natural gas properties.

     Included in gas storage revenues for the quarter ended March 31, 1996, was approximately $2.8 million attributable to the Hattiesburg Sold Receivables. The remaining gas storage revenues were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility.

     The Company's operating income from natural gas storage activities reflected operational expenses of $358 thousand and depreciation and amortization of $665 thousand during the first quarter of 1996. The results for 1996 are expected to continue benefitting from the natural gas storage activities as the operations of FRGC are consolidated with those of the Company.

  Interest and Investment Income

     The Company's interest and investment income for the three month period ended March 31, 1996, was approximately $.9 million compared to approximately $1.3 million for the comparative period in 1995. The decrease in interest and investment income reflected a decline in the average investment in debt securities from $81.9 million in the first quarter of 1995 to $64.4 million in the first quarter of 1996 as a result of the utilization of available liquid assets to partially fund the acquisition of FRGC during the second quarter of 1995. In addition, the average interest rate received by the Company decreased from 6.3% in the first quarter of 1995 to 5.3% in the first quarter of 1996. The Company's investments of its liquid assets are currently in short term government securities.

  Gain on Sale of Fixed Assets

     The gain on sale of fixed assets in the first quarter of 1995 included $827 thousand from the disposition of the Company's proportionate share of the net proceeds of asset sales from the Company's partnerships, the sale of an exploratory prospect and the final liquidation and disposition of various surplus equipment and inventory. The gain on sale of fixed assets in the first quarter of 1996 was $35 thousand.

  Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization increased substantially in the three month period ended March 31, 1996, to $761 thousand from $59 thousand for the comparative period in 1995. The increase was attributable to the Company's acquisition of the Hattiesburg Facility and its related assets in June 1995.

  Interest and Debt Expense

     The Company's interest and debt expense for the three month period ended March 31, 1996, was $822 thousand and reflected the effect of debt financing $36.5 million of FRGC's purchase price. The Company had no interest and debt expense for the three month period ended March 31, 1995, due to the repayment of substantially all of its outstanding debt at year end 1994.

  Amortization of Discount on Sale of Future Contract Receivables

     As noted above, the net proceeds received by the Company from the Hattiesburg Sold Receivables are being recognized for accounting purposes over the period during which the receivables are to be generated. However, because the Hattiesburg Sold Receivables were disposed of by the Company at a discount to reflect their then present value, the discount between the net proceeds from the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate (7.52%) applied in fixing the sale price of the Hattiesburg Sold Receivables. The Company recorded an expense of approximately $410 thousand for the amortization of discount on sale of future contract receivables for the three month period ended March 31, 1996.

  General and Administrative Expense

     The Company's general and administrative expense for the three month period ended March 31, 1996, decreased approximately $333 thousand as compared to the same period in 1995. The decrease in general and administrative expenses primarily reflected the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994 and early 1995.

  Taxes and Quasi-Reorganization Adjustment

     The results for the three month periods ended March 31, 1996 and 1995, included a provision for income taxes of $460 thousand and $339 thousand, respectively. For 1995, the provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. As a result of the Company's quasi-reorganization accounting treatment and the expected generation of future taxable income following the acquisition of FRGC, during 1995 the Company recorded a deferred tax asset and an increase to additional paid-in capital to account for the expected realization of benefits from the Company's utilization of its net operating loss carryforwards and other tax benefits generated prior to the Company's reorganization. The Company's provision for income taxes for 1996 includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $401 thousand as a result of utilization of such tax benefits during the three month period ended March 31, 1996.

Liquidity Capital Resources

     At March 31, 1996, the Company had cash and cash equivalents of approximately $1.4 million and marketable securities of approximately $65.4 million, which included approximately $2.0 million in restricted funds securing the Company's contingent obligations with respect to outstanding letters of credit and the Hattiesburg Sold Receivables. In addition, the Company had no debt other than the debt directly associated with and recourse limited to FRGC and the Hattiesburg Facility.

     The Company generated net cash flow from operating activities of approximately $595 thousand and $310 thousand for the three month periods ended March 31, 1996 and March 31, 1995, respectively. Such net cash flow from operations in each of the periods was net of approximately $.7 million for the accretion on investments in debt securities, which amounts are realized at maturity of investments. The cash flow from operations for the first quarter of 1995 related primarily to the collection of accounts receivables generated prior to the disposition of crude oil and natural gas properties in late 1994. The Company's working capital was approximately $63.7 million at March 31, 1996, and approximately $63.4 million at December 31, 1995.

     At March 31, 1996, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At March 31, 1996, the Company also had approximately $21.1 million in deferred revenue from the sale of future contract receivables as net proceeds received by the Company in 1995 from the Hattiesburg Sold Receivables are to be recognized for accounting purposes over the period during which the receivables are to be generated. Deferred revenue is recorded net of the Company's minority interest in the trust that acquired the Hattiesburg Sold Receivables. During the first quarter of 1996, the Company recognized approximately $2.8 million of deferred revenue from the Hattiesburg Sold Receivables, which included approximately $.4 million for the accretion of the discount on the sale of the receivables and approximately $1.4 million attributable to the Company's interest in the trust. The Notes and obligations under the agreement of the Hattiesburg Sold Receivables are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of March 31, 1996, restricted funds of approximately $539 thousand consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables also secure the obligations with respect to the Hattiesburg Sold Receivables.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in short term United States government securities having maturities of up to one year. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

  Other Matters

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

                        PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

     In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental cleanup of a mining site in Colorado that was sold by a subsidiary of the Company to ARCO. The mining assets were owned by the Company's subsidiary for approximately eight years during the 1970s and were sold by the subsidiary to ARCO in 1980. The Company has filed a declaratory action in the Federal District Court for the Northern District of Louisiana, Shreveport Division, seeking a determination that the Company has no liability to ARCO with respect to this site due to, among other things, a contractual agreement between the subsidiary of the Company that sold the property to ARCO's predecessor by merger in which such predecessor agreed that the Company's subsidiary would have no further liability with respect to the properties other than for certain expressed items. ARCO is currently seeking a transfer of the declaratory action to Colorado, which the Company is vigorously contesting. The Company is currently reviewing the scope of the potential cleanup and the cost thereof. Although no specific cost estimates have been made by the Company to date, the Company has been advised by ARCO that the total cost of cleanup could exceed $20 million. The Company intends to vigorously defend this matter.

     As previously reported, the State of Louisiana through the Department of Environmental Quality ("the State of Louisiana") notified the Company by letter dated January 19, 1996, that the Company had potential liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site while the Company was "owner/operator" of a fuel oil refinery from 1920 until 1940. Such property was sold by the Company in 1965. Independently, the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Caddo Parish, Louisiana, from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. Believing that such potential claims by the State of Louisiana were barred by reason of the Company's bankruptcy proceeding as to which a plan of reorganization was confirmed on December 31, 1986 (which plan of reorganization was consummated on January 30, 1987), the Company filed a motion in April 1996 to reopen the 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for such purpose and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. The Company intends vigorously to prosecute its position that the claims by the State of Louisiana are barred by reason of orders entered in its previous bankruptcy proceeding. At this time, the Company has not given any substantial consideration to the merits of the claims since a favorable ruling, if one is obtained, on the bankruptcy bar issue would obviate the need to defend the potential claims on the merits thereof.

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, Cause No. 79-12012-CA-07. Plaintiff, the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which Crystal Exploration and Production Company, formerly Charter Exploration and Production Company, is the general partner, claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. The Company, however, was recently notified that the case has been set for trial in September 1996. The Company believes that the likelihood of a recovery, if any, by Plaintiff in a material amount is remote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         *11   Computation of Earnings Per Common Share.

          27   Financial Data Schedule.

(b) Reports on Form 8-K

    None

_____________________
* Filed herein

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 1996.

                                           CRYSTAL OIL COMPANY




                                  BY:          /s/  J. N. AVERETT, JR.
                                     ---------------------------------------
                                                 J. N. Averett, Jr.
                                                     President
                                                    and Director
                                           (Principal Executive Officer)





                                  BY:          /s/  J. A. BALLEW
                                     ---------------------------------------
                                                 J. A. Ballew
                                             Senior Vice President,
                                                 Treasurer, and
                                            Chief Financial Officer




                                  BY:         /s/  PAUL E. HOLMES
                                     ---------------------------------------
                                                Paul E. Holmes
                                           Vice President/Controller
                                         (Principal Accounting Officer)