Form 10-Q
period 1996-06-30
CRYSTAL OIL CO
filed 1996-08-08
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934


For the transition period from ................. to ..................

Commission file number 1-8715


                           CRYSTAL OIL COMPANY
                           -------------------
         (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
          ---------                                    ----------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
 ---------------------------------------                 -----
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                       --------------

                                  NONE
                                  ----
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                     ---                             ---

Common Stock outstanding on August 5, 1996         2,665,622
                                            -----------------------

                           CRYSTAL OIL COMPANY

                                  INDEX


                                                                Page No.
                                                                --------
                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    June 30, 1996 (Unaudited) and December 31, 1995                3

  Consolidated Condensed Statements of Operations -
    Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)  4

  Consolidated Condensed Statements of Stockholders' Equity -
    Six Months Ended June 30, 1996 and 1995 (Unaudited)            5

  Consolidated Condensed Statements of Cash Flows -
    Six Months Ended June 30, 1996 and 1995 (Unaudited)            6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12

                                 Part II

Item 1.  Legal Proceedings                                        18

Item 4.  Submission of Matters to a Vote of Security Holders      20

Item 6.  Exhibits and Reports on Form 8-K                         20

Signatures                                                        21

                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)



                                                     June 30     December 31
                                                      1996          1995
                                                   ----------    -----------
                                    ASSETS         (Unaudited)       (1)
CURRENT ASSETS
  Cash and cash equivalents                         $   11,712    $   10,812
  Marketable securities available for sale              52,897        54,447
  Accounts receivable - net                                574           704
  Prepaid expenses and other current assets                257           357
                                                    ----------    ----------
    TOTAL CURRENT ASSETS                                65,440        66,320

PROPERTY, PLANT AND EQUIPMENT - net                     94,709        96,281

OTHER ASSETS
  Deferred tax assets                                    7,087         7,398
  Restricted cash equivalents and
    marketable securities                                2,394         1,476
  Others                                                 1,942         1,970
                                                    ----------    ----------
                                                        11,423        10,844
                                                    ----------    ----------
    TOTAL ASSETS                                    $  171,572    $  173,445
                                                    ----------    ----------
                                                    ----------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations          $      286    $      294
  Accounts payable                                       1,229         1,948
  Other accrued expenses                                   358           634
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                            1,873         2,876

LONG-TERM OBLIGATIONS                                   37,596        37,860

DEFERRED REVENUE FROM SALE OF
  FUTURE CONTRACT RECEIVABLES                           20,051        22,160

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                   148           148
  Common stock                                              27            27
  Additional paid-in capital                            97,123        96,902
  Retained earnings - Since January 1, 1987             14,754        13,472
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                         112,052       110,549
                                                    ----------    ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $  171,572    $  173,445
                                                    ----------    ----------
                                                    ----------    ----------


(1) The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.

                                  CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 ($ in Thousands Except Shares and Per Share Amounts)
                                      (Unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30                    June 30
                                 -------------------------  -------------------------
                                     1996          1995         1996         1995
                                 -----------   -----------  -----------   -----------
NET REVENUES
  Gas storage fees               $     3,015   $       351  $     6,433   $       351
  Crude oil and natural gas              177             -          336             -
  Net gain (loss) on sale of
    property, plant and equipment          7          (383)          42           444
  Interest and investment income         850         1,328        1,730         2,674
  Other                                   22            10           36            28
                                 -----------   -----------  -----------   -----------
                                       4,071         1,306        8,577         3,497

COSTS AND EXPENSES
  Operating expense and taxes            458           160          947           271
  General and administrative
    expense                              699         1,029        1,520         2,183
  Interest and debt expense              820           177        1,642           177
  Amortization of discount on
    sale of future contract
    receivables                          390             -          800             -
  Depreciation, depletion and
    amortization                         801           172        1,562            231
                                 -----------   -----------  -----------   -----------
                                       3,168         1,538        6,471         2,862
                                 -----------   -----------  -----------   -----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                       903          (232)       2,106           635

PROVISION FOR INCOME TAXES
  (BENEFIT)                              364           (93)         824           246
                                 -----------   -----------  -----------   -----------

NET INCOME (LOSS)                $       539   $      (139) $     1,282   $       389
                                 -----------   -----------  -----------   -----------
                                 -----------   -----------  -----------   -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        2,662,082     2,624,045    2,658,229     2,624,045
                                 -----------   -----------  -----------   -----------
                                 -----------   -----------  -----------   -----------


NET INCOME (LOSS) PER COMMON
  SHARE                          $       .20   $      (.05) $       .48   $       .15
                                 -----------   -----------  -----------   -----------
                                 -----------   -----------  -----------   -----------








     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                           Six Months Ended
                                                                June 30
                                                         -------------------
                                                           1996        1995
                                                         --------    -------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $    148    $   148
                                                         --------    -------

  COMMON STOCK
    Balance at beginning and end of period                     27         26
                                                         --------    -------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                         96,902     74,045
      Issuance of Common Stock                                221        932
      Utilization of net operating loss carryforward
        and recognition of deferred tax assets                  -        246
                                                         --------    -------

    Balance at end of period                               97,123     75,223
                                                         --------    -------

  RETAINED EARNINGS
    Balance at beginning of period                         13,472     12,068
      Net income                                            1,282        389
                                                         --------    -------

    Balance at end of period                               14,754     12,457
                                                         --------    -------

  TOTAL STOCKHOLDERS' EQUITY                             $112,052    $87,854
                                                         --------    -------
                                                         --------    -------













     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL OIL COMPANY

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              ($ in Thousands)
                                 (Unaudited)

                                                                Six Months Ended
                                                                     June 30
                                                             ---------------------
                                                                1996        1995
                                                             ---------   ---------
Cash flows from operating activities:
  Net income                                                 $   1,282   $     389
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                      142           -
      Net accretion on investments in debt securities             (232)     (1,340)
      Depreciation, depletion and amortization                   1,562         231
      Deferred income taxes                                        722         246
      Net gain on sale of property, plant and equipment            (42)       (860)
      Decrease in accounts receivable                              130       4,868
      Decrease (increase) in prepaid expense and
        other current assets                                       100         (77)
      Decrease in other assets                                       -          39
      Decrease in accounts payable and accrued expenses           (995)     (3,167)
                                                             ---------   ---------

    Net cash provided by operating activities                    2,669         329
                                                             ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment               52       2,794
  Capital expenditures                                            (411)       (619)
  Acquisition of First Reserve Gas Company,
    net of cash received                                             -     (78,336)
  Purchases of marketable securities                           (58,679)    (70,245)
  Maturity of marketable securities                             60,461      16,378
  Investment of restricted funds                                  (918)          -
  Reduction of restricted funds                                      -       4,695
  Investment in Russian joint venture                              (25)       (274)
                                                             ---------   ---------

    Net cash provided by (used in) investing activities:           480    (125,607)
                                                             ---------   ---------
Cash flows from financing activities:
  Reduction of long-term obligations                              (272)        (31)
  Increase in note payable to bank                                   -      60,000
  Reduction of deferred revenue from sale of future
    contract receivables                                        (2,109)          -
  Payment of costs for financing and sale of future
    contract receivables                                           (89)          -
  Proceeds from issuance of common stock                           221         932
                                                             ---------   ---------

    Net cash provided by (used in) financing activities         (2,249)     60,901
                                                             ---------   ---------

Net increase (decrease) in cash and cash equivalents               900     (64,377)

Cash and cash equivalents at beginning of period                10,812      75,541
                                                             ---------   ---------

Cash and cash equivalents at end of period                  $   11,712   $  11,164
                                                             ---------   ---------
                                                             ---------   ---------

     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                           Six Months Ended
                                                               June 30
                                                         -------------------
                                                            1996       1995
                                                         ---------   -------
Cash paid during the period for:

  Interest, net of amounts capitalized                   $  1,607    $     -
                                                         --------    -------
                                                         --------    -------
  Amortization of discount on sale of
    future contract receivables                          $    800    $     -
                                                         --------    -------
                                                         --------    -------
  Income taxes                                           $    128    $   425
                                                         --------    -------
                                                         --------    -------

















     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         -------------------------------------------

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of June 30, 1996, and the consolidated condensed statements of operations for the three and six months and stockholders' equity and cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996, and for all periods presented have been made.

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

Note 2.  COMMITMENTS AND CONTINGENCIES
         -----------------------------

    The Company currently has outstanding approximately $4.7 million in standby letters of credit that primarily relate to certain tax benefits transferred pursuant to safe harbor lease transactions and $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $1.3 million in marketable securities, which have been classified as non-current assets on the consolidated balance sheet of the Company at June 30, 1996.

    In 1995, the Company  was advised  by Atlantic Richfield  Corporation

("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company to ARCO in 1980. The mining property, which had been operated by others for over 50 years, was owned by the Company's subsidiary for approximately seven years prior to the sale to ARCO. Although no specific cost estimates have been, or could be, made by the Company, the Company has been advised by ARCO that the total cost of clean-up could exceed $20 million. In response to ARCO's expected claim, in November 1995 the Company and the subsidiary filed a declaratory judgment action in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and its subsidiary have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and the subsidiary of the Company that sold the property to ARCO in which ARCO agreed that the Company's subsidiary would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and (ii) any potential claim by ARCO against the Company is barred by reason of the Company's previous completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued December 31, 1986. ARCO responded by counterclaiming in the Louisiana Federal District Court proceeding against the Company and its subsidiary for unspecified environmental clean-up costs as to the mining site pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and by seeking a venue transfer of the whole proceeding, including the Company's declaratory judgment action and its own counterclaim, to Federal Court in Colorado.

    Subsequent to the Company's action in the ARCO matter, in another separate matter an agency of the State of Louisiana notified the Company by letter dated January 19, 1996, that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company was "owner/operator" of a fuel oil refinery there from 1920 until 1940. Such property was sold by the Company in 1965. In still another completely separate matter, another agency of the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties.

    Believing that the potential claims by the State of Louisiana were barred by reason of the Company's bankruptcy proceeding, the Company filed a motion in April 1996 to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for the purpose of considering such issues and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. Subsequent to the reopening of the bankruptcy proceeding, the Company moved the Federal District Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense in the above-described ARCO case to such Bankruptcy Court where it could be heard in conjunction with the two State of Louisiana matters. On

July 19, 1996, the Magistrate for the Federal District Court in Louisiana granted the Company's motion to refer the bankruptcy discharge issue in the ARCO case to such Bankruptcy Court. The Magistrate for the Federal District Court also issued an order transferring the subsidiary's contractual defense to the ARCO claim and ARCO's CERCLA counter-claim against the Company and the subsidiary to the Federal District Court in Colorado, apparently on the assumption that such matters would not proceed in Colorado until the bankruptcy discharge issue as to the ARCO matters was decided in the Bankruptcy Court in Louisiana. The Magistrate on his own motion also stayed such transfer order pending an appeal thereof by the Company to the District Judge for the Louisiana Federal District Court. The Company has appealed such transfer order to such District Judge, and ARCO has appealed the Magistrate's referral of the bankruptcy discharge issue to the Bankruptcy court (which was not stayed pending appeal by the Magistrate) to such District Judge.

    The Company intends vigorously to pursue in Bankruptcy Court its position that the claims against it by the State of Louisiana and ARCO are barred by reason of orders entered in its previous bankruptcy proceeding and has filed a summary judgment motion in the Bankruptcy Court requesting such a ruling in the ARCO matter and will contest ARCO's appeal of the referral of the matter to the Bankruptcy Court. The Company and the subsidiary also intend to prosecute their position that the ARCO claim is also contractually barred (as described above) in whichever court such issue is heard and has filed a summary judgment motion in such regard in the Louisiana Federal District Court. Favorable rulings, if they are obtained, on the contract and bankruptcy discharge issues should obviate the need to defend the potential claims on the merits thereof.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP"), for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and operated this site since the construction of the refinery in 1946. On July 5, 1996, the State of Indiana sued the Company and others to recover approximately $1.8 million in remediation costs incurred from 1990 through 1994 for the environmental clean-up of this site. The Company is currently reviewing the complaint to determine what, if any, liability it may have with respect to this matter and whether such claims may have been discharged in the Company's 1986 bankruptcy proceeding.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa

1974 Limited Partnership. In recent years, the suit has been generally inactive. The Company, however, was recently notified that the case has been scheduled for trial in November 1996. The Company believes that the likelihood of a recovery, if any, by Plaintiff of a material amount is remote.

NOTE 3.  EARNINGS PER SHARE
         ------------------

    Earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and the stock options have been considered to be the equivalent of Common Stock for all periods presented. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as primary earnings per common share and was not presented for the three and six month periods ended
June 30, 1996 and 1995, because the dilution effect is less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should assist in a further understanding of the Company's financial condition as of June 30, 1996, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995, should be read in conjunction with this discussion.

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

    As of June 30, 1996, the Company had $64.6 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

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

Results of Operations

  General

    The Company recorded net income for the three and six month periods ended June 30, 1996, of $539 thousand, $.20 per share, and $1.3 million, $.48 per share, respectively, compared to a net loss of $139 thousand, $.05 per share, and net income of $389 thousand, $.15 per share, for the three and six months ended June 30, 1995. Results for the three and six months ended June 30, 1996, included $3.0 million and $6.4 million, respectively, in revenues and $2.0 million and $4.4 million, respectively, in operating income from natural gas storage activities. In addition, the revenues for the three and six months ended June 30, 1996, included interest and investment income of approximately $.9 million and $1.7 million, respectively, and sales of crude oil and natural gas of $177 thousand and $336 million, respectively, resulting primarily from the Company's participation in drilling activities during the fourth quarter of 1995 and first half of 1996.

    Revenues for the three and six months ended June 30, 1995, were primarily attributable to interest income from the investment by the Company of cash received on the disposition of its crude oil and natural gas properties in late 1994. Results for 1995 also included a net gain of approximately $.9 million from the sale of assets and a charge of $421 thousand for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas properties in the fourth quarter of 1994. The Company did not reflect any sales of crude oil and natural gas during the three and six month periods ended June 30, 1995, due to the 1994 disposition of its crude oil and natural gas properties. The Company recognized $351 thousand in revenues from gas storage activities during the period of June 19, 1995, through June 30, 1995, as a result of its acquisition of FRGC.

    Included in gas storage revenues for the three and six months ended
June 30, 1996, was approximately $2.8 million and $5.5 million, respectively, attributable to the Hattiesburg Sold Receivables. The remaining gas storage revenues of $.2 million and $.9 million for the three and six months ended
June 30, 1996, respectively, were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the use of the Hattiesburg Facility beyond the firm storage at the facility.

    During the three and six months ended June 30, 1996, the Company's operating income from natural gas storage activities reflected operational expenses of $296 thousand and $654 thousand, respectively, and depreciation and amortization of $706 thousand and $1.4 million, respectively.

  Interest and Investment Income

    The Company's interest and investment income for the three and six month periods ended June 30, 1996, were approximately $.9 million and $1.7 million, respectively, compared to approximately $1.3 million and $2.7 million, respectively, for the comparative periods in 1995. Such decrease in interest and investment income reflected a decline in the average investment in debt securities from $79.3 million for the six month period ended June 30, 1995, to $63.9 million for the six month period ended June 30, 1996, as a result of the utilization of available liquid assets to partially fund the acquisition of FRGC in June 1995. In addition, the average interest rate received by the Company decreased from 6.41% for the six month period ended June 30, 1995, to 5.21% for the six month period ended June 30, 1996. The Company's investments of its liquid assets are currently in investment grade commercial paper and short term government securities.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased substantially in the three and six month periods ended June 30, 1996, to $801 thousand and $1.6 million, respectively, from $172 thousand and $231 thousand, respectively, for the comparative periods in 1995. The increase was attributable to the depreciation and amortization of the Hattiesburg Facility and its related assets acquired in June 1995.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and six month periods ended June 30, 1996, was $820 thousand and $1.6 million, respectively, and reflected the incurrence of $36.5 million of long-term debt to refinance the acquisition of FRGC. The Company incurred interest and debt expense of $177 thousand for the three and six month periods ended June 30, 1995, as a result of the borrowing $60 million in late June 1995 for the acquisition of FRGC. Such bridge loan was repaid in the fourth quarter of 1995 with the proceeds from the Hattiesburg Sold Receivables, the $36.5 million in long-term debt and existing cash. The Company had no interest and debt expense prior to the acquisition of FRGC due to the repayment of substantially all of its outstanding debt at year end 1994.

  Amortization of Discount on Sale of Future Contract Receivables

    The net proceeds received by the Company from the Hattiesburg Sold Receivables are being recognized for accounting purposes over the period during which the receivables are to be generated. However, because the Hattiesburg Sold Receivables were disposed of by the Company at a discount to reflect their then present value, the discount between the net proceeds from the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate (7.52%) applied in fixing the sale price of the Hattiesburg Sold Receivables. For the three and six month periods ended June 30, 1996, the Company recorded an expense of approximately $390 thousand and $800 thousand, respectively, for the amortization of discount on sale of future contract receivables.

  General and Administrative Expense

    The Company's general and administrative expense for the three and six month periods ended June 30, 1996, decreased approximately $330 thousand and $663 thousand, respectively, as compared to the same periods in 1995. The decrease in general and administrative expense primarily reflected the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994 and early 1995.

  Taxes and Quasi-Reorganization Adjustment

    The results for the three and six month periods ended June 30, 1996, included a provision for income taxes of $364 thousand and $824 thousand, respectively. The Company had an income tax benefit of $93 thousand for the three months ended June 30, 1995, and a provision for income taxes of $246 thousand for the six months ended June 30, 1995. For 1995, the provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. As a result of the Company's quasi-reorganization accounting treatment and the expected generation of future taxable income following the acquisition of FRGC, during 1995 the Company recorded a deferred tax asset and an increase to additional paid-in capital to account for the expected realization of benefits from the Company's utilization of its net operating loss carryforwards and other tax benefits generated prior to the Company's reorganization. The Company's provision for income taxes for 1996 includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $321 thousand and $722 thousand, respectively, as a result of utilization of such tax benefits during the three and six month periods ended June 30, 1996.

Liquidity Capital Resources

    At June 30, 1996, the Company had cash and cash equivalents of approximately $11.7 million and marketable securities of approximately $52.9 million. The Company also had approximately $2.4 million in restricted cash and cash equivalents and marketable securities securing the Company's contingent obligations with respect to outstanding letters of credit and the Hattiesburg Sold Receivables. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    The Company generated net cash flow from operating activities of approximately $2.7 million and $329 thousand for the six month periods ended June 30, 1996 and 1995, respectively. Such net cash flows from operations for the six month periods ended June 30, 1996 and 1995, were net of approximately $232 thousand and $1.3 million, respectively, for the accretion on investments in debt securities, which amounts are realized at maturity of investments. The cash flow from operations for the six month period ended June 30, 1995, included the payment of liabilities and collection of accounts receivable generated prior to the disposition of crude oil and natural gas properties in late 1994. The Company's working capital was approximately $63.6 million at June 30, 1996, and approximately $63.4 million at December 31, 1995.

     At June 30, 1996, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At June 30, 1996, the Company also had approximately $20.1 million in deferred revenue from the sale of future contract receivables as net proceeds received by the Company in 1995 from the Hattiesburg Sold Receivables are to be recognized for accounting purposes over the period during which the receivables are to be generated. Deferred revenue is recorded net of the Company's minority interest in the trust that acquired the Hattiesburg Sold Receivables. During the six month period ended June 30, 1996, the Company recognized approximately $5.5 million of revenue from the Hattiesburg Sold Receivables, which provided approximately $.8 million for the accretion of the discount on the sale of the receivables and included approximately $2.6 million attributable to the Company's interest in the trust. The Notes and obligations under the agreement of the Hattiesburg Sold Receivables are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of June 30, 1996, restricted funds of approximately
$1.1 million, consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in investment grade commercial paper and short term United States government securities having maturities of up to one year. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

  Other Matters

     The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for defense costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to the cost of such remediation. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties.
Although the cost of cleanup of sites in which the Company has been notified of potential liability is currently estimated to involve the expenditure of funds by all potentially responsible parties in excess of $26 million, based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position.

     Statements in this Report other than historical facts are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions about many important factors such as natural gas prices, demand and supply for natural gas, changes in the market for natural gas storage and transportation, the success of the Company's ability to market interruptable service at its Hattiesburg facility, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with Atlantic Richfield Corporation, the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause the actual results to differ materially from predictive results. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Form 10-K filed with the Securities and Exchange Commission.

                       PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

     In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company to ARCO in 1980. The mining property, which had been operated by others for over 50 years, was owned by the Company's subsidiary for approximately seven years prior to the sale to ARCO. Although no specific cost estimates have been, or could be, made by the Company, the Company has been advised by ARCO that the total cost of clean-up could exceed $20 million. In response to ARCO's expected claim, in November 1995 the Company and the subsidiary filed a declaratory judgment action in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and its subsidiary have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and the subsidiary of the Company that sold the property to ARCO in which ARCO agreed that the Company's subsidiary would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and (ii) any potential claim by ARCO against the Company is barred by reason of the Company's previous completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued December 31, 1986. ARCO responded by counterclaiming in the Louisiana Federal District Court proceeding against the Company and its subsidiary for unspecified environmental clean-up costs as to the mining site pursuant to the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and by seeking a venue transfer of the whole proceeding, including the Company's declaratory judgment action and its own counterclaim, to Federal Court in Colorado.

     Subsequent to the Company's action in the ARCO matter, in another separate matter an agency of the State of Louisiana notified the Company by letter dated January 19, 1996, that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company was "owner/operator" of a fuel oil refinery there from 1920 until 1940. Such property was sold by the Company in 1965. In still another completely separate matter, another agency of the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties.

     Believing that the potential claims by the State of Louisiana were barred by reason of the Company's bankruptcy proceeding, the Company filed a motion in April 1996 to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for the purpose of considering such issues and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport

Division. Subsequent to the reopening of the bankruptcy proceeding, the Company moved the Federal District Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense in the above-described ARCO case to such Bankruptcy Court where it could be heard in conjunction with the two State of Louisiana matters. On July 19, 1996, the Magistrate for the Federal District Court in Louisiana granted the Company's motion to refer the bankruptcy discharge issue in the ARCO case to such Bankruptcy Court. The Magistrate for the Federal District Court also issued an order transferring the subsidiary's contractual defense to the ARCO claim and ARCO's CERCLA counter-claim against the Company and the subsidiary to the Federal District Court in Colorado, apparently on the assumption that such matters would not proceed in Colorado until the bankruptcy discharge issue as to the ARCO matters was decided in the Bankruptcy Court in Louisiana. The Magistrate on his own motion also stayed such transfer order pending an appeal thereof by the Company to the District Judge for the Louisiana Federal District Court. The Company has appealed such transfer order to such District Judge, and ARCO has appealed the Magistrate's referral of the bankruptcy discharge issue to the Bankruptcy court (which was not stayed pending appeal by the Magistrate) to such District Judge.

    The Company intends vigorously to pursue in Bankruptcy Court its position that the claims against it by the State of Louisiana and ARCO are barred by reason of orders entered in its previous bankruptcy proceeding and has filed a summary judgment motion in the Bankruptcy Court requesting such a ruling in the ARCO matter and will contest ARCO's appeal of the referral of the matter to the Bankruptcy Court. The Company and the subsidiary also intend to prosecute their position that the ARCO claim is also contractually barred (as described above) in whichever court such issue is heard and has filed a summary judgment motion in such regard in the Louisiana Federal District Court. Favorable rulings, if they are obtained, on the contract and bankruptcy discharge issues should obviate the need to defend the potential claims on the merits thereof.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP"), for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and operated this site since the construction of the refinery in 1946. On July 5, 1996, the State of Indiana sued the Company and others to recover approximately $1.8 million in remediation costs incurred from 1990 through 1994 for the environmental clean-up of this site. The Company is currently reviewing the complaint to determine what, if any, liability it may have with respect to this matter and whether such claims may have been discharged in the Company's 1986 bankruptcy proceeding.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. The Company, however, was recently notified that the case has been scheduled for trial in November 1996. The Company believes that the likelihood of a recovery, if any, by Plaintiff of a material amount is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of shareholders was held on May 30, 1996, in New York, New York. Three proposals were submitted to shareholders as described in the Company's Proxy Statement dated April 25, 1996, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholders votes.

                                                  Votes in         Votes
                                                   Favor      Withheld/Against
                                                 ---------    ----------------
    Election of six directors:
        J. N. Averett, Jr.                       2,576,407          45,374
        George P. Giard, Jr.                     2,576,407          45,374
        Gary S. Gladstein                        2,576,407          45,374
        Robert B. Hodes                          2,576,392          45,389
        Donald G. Housley                        2,576,407          45,374
        Lief D. Rosenblatt                       2,576,407          45,374


                                              Votes in      Votes
                                                Favor      Against     Abstain
                                              ---------    -------     -------
    Proposal to approve an amendment
      to the Company's 1992 Employee
      Stock Option Plan                       2,552,241     66,786       2,754

    Proposal for ratification of
      appointment of independent auditors     2,616,634      4,966         181

    There were no broker non votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     *11    Computation of Earnings (Loss) Per Common Share.

      27    Financial Data Schedule


(b) Reports on Form 8-K

    None
_________________________
* Filed herein

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August 1996.

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