Form 10-Q
period 1996-09-30
CRYSTAL OIL CO
filed 1996-11-12
CIK 745907

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                              CRYSTAL OIL COMPANY
        ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
--------------------------------             ---------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
-----------------------------------------    ---------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                    --------------------

                                      NONE
------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                           No
                        ---                             ---
Common Stock outstanding on November 7, 1996            2,665,622
                                             ---------------------------

                              CRYSTAL OIL COMPANY

                                     INDEX


                                                                Page No.
                                                                --------
                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    September 30, 1996 (Unaudited) and December 31, 1995           3

  Consolidated Condensed Statements of Operations -
    Three and Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)                        4

  Consolidated Condensed Statements of Stockholders' Equity -
    Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)                        5

  Consolidated Condensed Statements of Cash Flows -
    Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)                        6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12

                                 Part II


Item 1.  Legal Proceedings                                        18

Item 6.  Exhibits and Reports on Form 8-K                         20

Signatures                                                        21

                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in Thousands)


                                                   September 30  December 31
                                    ASSETS             1996         1995
                                                   ------------  -----------
                                                    (Unaudited)      (1)
CURRENT ASSETS
  Cash and cash equivalents                         $    3,726    $   10,812
  Marketable securities available for sale              60,575        54,447
  Accounts receivable - net                                868           704
  Prepaid expenses and other current assets                288           357
                                                    ----------    ----------
    TOTAL CURRENT ASSETS                                65,457        66,320

PROPERTY, PLANT AND EQUIPMENT - net of
  allowances for depreciation and depletion
  of $4,929 and $2,727, respectively                    94,200        96,281

OTHER ASSETS
  Deferred tax assets                                    6,737         7,398
  Restricted cash equivalents and
    marketable securities                                2,936         1,476
  Other                                                  1,800         1,970
                                                    ----------    ----------
                                                        11,473        10,844
                                                    ----------    ----------

    TOTAL ASSETS                                    $  171,130    $  173,445
                                                    ==========    ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations          $      271    $      294
  Accounts payable                                       1,439         1,948
  Other accrued expenses                                   540           634
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                            2,250         2,876

LONG-TERM OBLIGATIONS                                   37,203        37,860
                                                    ----------    ----------

DEFERRED REVENUE FROM SALE OF
  FUTURE CONTRACT RECEIVABLES                           18,966        22,160

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                   148           148
  Common stock                                              27            27
  Additional paid-in capital                            97,156        96,902
  Retained earnings - Since January 1, 1987             15,380        13,472
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                         112,711       110,549
                                                    ----------    ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  171,130    $  173,445
                                                    ==========    ==========

(1) The balance sheet at December 31, 1995, has been taken from the audited financial statements at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              ($ in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)


                                      Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                  -------------------------  -------------------------
                                      1996          1995         1996         1995
                                  -----------   -----------  -----------   -----------
NET REVENUES
  Gas storage fees                $     3,126   $     2,927  $     9,559   $     3,278
  Crude oil and natural gas               191             -          527             -
  Interest and investment income          879         1,049        2,609         3,723
  Other                                    17           (67)          95           405
                                  -----------   -----------  -----------   -----------
                                        4,213         3,909       12,790         7,406

COSTS AND EXPENSES
  Operating expense and taxes             487           449        1,434           720
  General and administrative
    expense                               715           739        2,235         2,922
  Interest and debt expense               809         1,062        2,451         1,239
  Amortization of discount on
    sale of future contract
    receivables                           371             -        1,171             -
  Depreciation, depletion and
    amortization                          800           688        2,362           919
                                  -----------   -----------  -----------   -----------
                                        3,182         2,938        9,653         5,800
                                  -----------   -----------  -----------   -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                      1,031           971        3,137         1,606

PROVISION FOR INCOME TAXES                405           381        1,229           627
                                  -----------   -----------  -----------   -----------

NET INCOME                        $       626   $       590  $     1,908   $       979
                                  ===========   ===========  ===========   ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         2,665,372     2,643,708    2,660,610     2,620,667
                                  ===========   ===========  ===========   ===========



NET INCOME PER COMMON SHARE       $       .23   $       .22  $       .72   $       .37
                                  ===========   ===========  ===========   ===========





     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30
                                                         --------------------
                                                           1996       1995
                                                         ---------  ---------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $     148  $     148
                                                         ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                      27         26
                                                         ---------  ---------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                          96,902     74,045
      Issuance of Common Stock                                 254      1,346
      Utilization of net operating loss carryforward
        and recognition of deferred tax assets                   -        527
                                                         ---------  ---------

    Balance at end of period                                97,156     75,918
                                                         ---------  ---------

  RETAINED EARNINGS
    Balance at beginning of period                          13,472     12,068
      Net income                                             1,908        979
                                                         ---------  ---------

    Balance at end of period                                15,380     13,047
                                                         ---------  ---------

  TOTAL STOCKHOLDERS' EQUITY                             $ 112,711  $  89,139
                                                         =========  =========





     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
Cash flows from operating activities:
  Net income                                             $    1,908   $      979
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of deferred financing cost                   210            -
      Net accretion on investments in debt securities          (312)      (1,091)
      Depreciation, depletion and amortization                2,362          919
      Deferred income taxes                                   1,072          527
      Net gain on sale of property, plant and equipment         (50)        (860)
      Decrease (increase) in accounts receivable               (164)       4,569
      Decrease (increase) in prepaid expense and
        other current assets                                     69           (6)
      Decrease in other assets                                   75           39
      Decrease in accounts payable and accrued expenses        (603)      (3,092)
                                                         ----------   ----------

    Net cash provided by operating activities                 4,567        1,984
                                                         ----------   ----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment            65        2,793
  Capital expenditures                                         (707)        (907)
  Acquisition of First Reserve Gas Company,
    net of cash received                                          -      (78,443)
  Purchases of marketable securities                       (100,971)    (102,435)
  Maturity of marketable securities                          95,155       48,160
  Investment of restricted funds                             (1,460)           -
  Reduction of restricted funds                                   -        4,718
  Investment in Russian joint venture                           (26)        (352)
                                                         ----------   ----------

    Net cash used in investing activities                    (7,944)    (126,466)
                                                         ----------   ----------

Cash flows from financing activities:
  Reduction of long-term obligations                           (680)         (47)
  Increase in note payable to bank                                -       60,000
  Reduction of deferred revenue from sale of future
    contract receivables                                     (3,194)           -
  Payment of costs for financing and sale of future
    contract receivables                                        (89)         (17)
  Proceeds from issuance of common stock                        254        1,346
                                                         ----------   ----------

    Net cash provided by (used in) financing activities      (3,709)      61,282
                                                         ----------   ----------

Net decrease in cash and cash equivalents                    (7,086)     (63,200)

Cash and cash equivalents at beginning of period             10,812       75,541
                                                         ----------   ----------

Cash and cash equivalents at end of period               $    3,726   $   12,341
                                                         ==========   ==========


     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Continued)
                                ($ in Thousands)
                                  (Unaudited)



Supplemental disclosures of cash flow information:

                                                          Nine Months Ended
                                                             September 30
                                                         --------------------
                                                            1996       1995
                                                         ---------  ---------
Cash paid during the period for:

  Interest, net of amounts capitalized                   $   2,348  $   1,087
                                                         =========  =========

  Amortization of discount on sale of
    future contract receivables                          $   1,171  $       -
                                                         =========  =========

  Income taxes                                           $     177  $     425
                                                         =========  =========





     See accompanying notes to consolidated condensed financial statements.

                              CRYSTAL OIL COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of September 30, 1996, and the consolidated condensed statements of operations for the three and nine months ended September 30, 1996 and 1995, and consolidated condensed statements of stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

    The Company will implement the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", in the financial statements for the year ending December 31, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures in the Notes to the Consolidated Financial Statements at December 31, 1996, as required by SFAS 123.

Note 2.  Commitments and Contingencies

    The Company currently has outstanding approximately $4.3 million in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions and $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $1.3 million in marketable securities, which have been classified as non-current assets on the consolidated balance sheet of the Company at September 30, 1996. Effective on November 10, 1996, the letters of credit for the safe harbor lease transactions will be reduced to $774 thousand; and accordingly, the restricted funds for such obligation will be decreased to $232 thousand.

    In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company ("Crystal Sub") to ARCO in 1980. In November 1995, the Company and the Crystal Sub filed a declaratory judgment action against ARCO in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and Crystal Sub have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and Crystal Sub in which ARCO agreed that Crystal Sub would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and
(ii) any potential claim by ARCO against the Company is barred by reason of the Company's previously completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued on December 31, 1986. In addition, the Company moved the Bankruptcy Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense to such court where it could be heard in conjunction with the two State of Louisiana matters described below.

    On November 6, 1996, the Company, Crystal Sub and ARCO entered into an agreement (the "ARCO Agreement") whereby ARCO released the Company and Crystal Sub from all costs incurred to date by ARCO relating to environmental clean-up at the Colorado mining site and indemnified the Company and Crystal Sub from any third-party claims relating to the voluntary clean-up plans that have been approved by the Colorado Department of Public Health and Environment with respect to the mining site. In addition, all proceedings in Federal District Court and Bankruptcy Court relating to this matter will be dismissed without prejudice. In the ARCO Agreement, the Company and ARCO have reserved their rights with regard to other claims that may involve the Colorado mining property and have agreed that the contract release issue or the bankruptcy discharge issue, as appropriate, described above shall be decided first if there is any future litigation regarding the environmental clean-up of the mining site. Neither ARCO nor the Company paid any amount of money to the other party in conjunction with the execution of the ARCO Agreement.

    In another separate matter, an agency of the State of Louisiana notified the Company by letter dated January 19, 1996, that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company owned land there from 1920 until 1940 on which a fuel oil refinery was once operated. Such property was sold by the Company in 1965. In still another completely separate matter, another agency of the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. Believing that the potential claims by the State of Louisiana were barred by reason of the Company's bankruptcy proceeding, the Company filed a motion in April 1996 to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for the purpose of considering such issues and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and operated this site since the construction of the refinery in 1946. On July 5, 1996, the State of Indiana sued the Company and others to recover approximately $1.8 million in remediation costs incurred from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, on September 18, 1996, the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. The Company believes that the likelihood of a recovery, if any, by Plaintiff of a material amount is remote.

    On October 24, 1996, the Bankruptcy Court entered an order that the State of Louisiana was barred from asserting claims against the Company concerning the refinery site, which had accrued prior to the Company's 1986 bankruptcy. The Company intends to similarly pursue in Bankruptcy Court its position that the other claim by the State of Louisiana, and the State of Indiana, and AGB claims against the Company are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling.

Note 3.  Earnings Per Share

    Earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and the stock options have been considered to be the equivalent of Common Stock for all periods presented; however, the Senior Preferred Stock and the stock options were not assumed converted in 1996 and 1995, because the dilution effect was less than 3%. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock. Earnings per common share, assuming full dilution, was determined on the same basis as earnings per common share and was not presented for the three and nine month periods ended September 30, 1996 and 1995, because the dilution effect was less than 3%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following should assist in a further understanding of the Company's financial condition as of September 30, 1996, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995, should be read in conjunction with this discussion.

    After the disposition of substantially all of its domestic crude oil and natural gas properties for approximately $98 million and the prepayment of all of its outstanding indebtedness in the fourth quarter of 1994, the Company has directed its efforts toward the acquisition of assets that would generate income for the Company on a current basis and would benefit from the Company's tax position as well as present the opportunity for capital appreciation. In response to this acquisition objective, the Company acquired First Reserve Gas Company ("FRGC") for approximately $78.5 million in June 1995. FRGC's principal asset is a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Facility"). The Company has also emphasized the enhancement of value of its Hattiesburg Facility through establishment of alliances with gas marketing companies, an addition of an interconnection and other capital improvements.

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

    Prior to the Company's acquisition of FRGC, the Company's sources of revenue and income for 1995 were primarily limited to income from government and other marketable securities. With the acquisition of FRGC, the principal source of the Company's income is currently the revenue from the operation of the Hattiesburg Facility. Further, the Company will be recognizing income for accounting purposes in respect of the Hattiesburg Sold Receivables over the life of those receivables as if the Company continued to own the receivables.

    As of September 30, 1996, the Company had $64.3 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    The Company is currently focusing its acquisition efforts on seeking income generating businesses and assets without limitation on the type of business or industry. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income for the three and nine month periods ended September 30, 1996, of $626 thousand, $.23 per share, and $1.9 million, $.72 per share, respectively, compared to net income of $590 thousand, $.22 per share, and $979 thousand, $.37 per share, for the comparative periods in 1995. Such results included revenues that were primarily derived from natural gas storage activities following the acquisition of FRGC in the second quarter of 1995, interest and investment income from the investment by the Company of cash received on the disposition of its crude oil and natural gas properties in late 1994 and to a lesser extent from sales of crude oil and natural gas following the Company's participation in drilling activities during 1996 and the fourth quarter of 1995.

    The Company's natural gas storage activities for the three and nine months ended September 30, 1996, provided revenues of $3.1 million and $9.6 million, respectively, and operating income of $2.1 million and $6.5 million, respectively. Following the initial acquisition of the Hattiesburg Facility, natural gas storage activities for the three and nine months ended September 30, 1995, contributed revenues of $2.9 million and $3.3 million, respectively, and operating income of $2.0 million and $2.1 million, respectively. Gas storage revenues were up approximately 7% in the third quarter of 1996 compared to the third quarter in 1995 due to increased interruptible storage and other services being provided by the Hattiesburg Facility. Included in gas storage revenues for the three and nine months ended September 30, 1996, was approximately $2.8 million and $8.3 million, respectively, attributable to the Hattiesburg Sold Receivables. The remaining gas storage revenues of approximately $300 thousand and $1.3 million for the three and nine months ended September 30, 1996, respectively, were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. Such fees were approximately $100 thousand in each of the three and nine months ended September 30, 1995. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services.

    During the three and nine months ended September 30, 1996, the Company's operating income from natural gas storage activities reflected operational expenses of $344 thousand and $998 thousand, respectively, and depreciation and amortization of $693 thousand and $2.1 million, respectively. The Company's natural gas storage activities for three months ended September 30, 1995, included operational expenses and depreciation and amortization of $347 thousand and $617 thousand, respectively.

    The Company's drilling activities in late 1995 and 1996 provided sales of crude oil and natural gas for the three and nine months ended September 30, 1996, of $191 thousand and $527 thousand, respectively. The Company did not reflect any sales of crude oil and natural gas during the three and nine month periods ended September 30, 1995, due to the 1994 disposition of its crude oil and natural gas properties.

    In addition, results for 1995 also included a net gain of approximately $860 thousand from the sale of assets and a charge of $490 thousand for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties and as an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas properties in the fourth quarter of 1994.

  Interest and Investment Income

    The Company's interest and investment income for the three and nine month periods ended September 30, 1996, were approximately $879 thousand and $2.6 million, respectively, compared to approximately $1.0 million and $3.7 million, respectively, for the comparative periods in 1995. The levels of interest and investment income reflected a decline in the average investment in debt securities from $75.5 million for the nine month period ended September 30, 1995, to $64.0 million for the nine month period ended September 30, 1996, as a result of the utilization of available liquid assets to partially fund the acquisition of FRGC in June 1995. In addition, the average interest rate received by the Company decreased from 6.27% for the nine month period ended September 30, 1995,to 5.21% for the nine month period ended September 30, 1996. The Company's investments of its liquid assets are primarily invested in short term government securities.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three and nine month periods ended September 30, 1996, to $800 thousand and $2.4 million, respectively, from $688 thousand and $919 thousand, respectively, for the comparative periods in 1995. The increase was attributable to the depreciation and amortization of the Hattiesburg Facility and its related assets acquired in June 1995.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and nine month periods ended September 30, 1996, was $809 thousand and $2.5 million, respectively, and reflected the incurrence of $36.5 million of long-term debt to refinance the acquisition of FRGC. The Company incurred interest and debt expense for the three and nine month periods ended September 30, 1995, of $1.1 million and $1.2 million, respectively, as a result of the borrowing of $60 million in late June 1995 for the acquisition of FRGC. This borrowing was repaid in the fourth quarter of 1995 with the proceeds from the Hattiesburg Sold Receivables, the $36.5 million in long-term debt and existing cash. The Company had no interest and debt expense prior to the acquisition of FRGC due to the repayment of substantially all of its outstanding debt in the fourth quarter of 1994.

  Amortization of Discount on Sale of Future Contract Receivables

    The net proceeds received by the Company from the Hattiesburg Sold Receivables are being recognized for accounting purposes over the period during which the receivables are to be generated. However, because the Hattiesburg Sold Receivables were disposed of by the Company at a discount to reflect their then present value, the discount between the net proceeds from the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate (7.52%) applied in fixing the sale price of the Hattiesburg Sold Receivables. For the three and nine month periods ended September 30, 1996, the Company recorded an expense of approximately $371 thousand and $1.2 million, respectively, for the amortization of discount on sale of future contract receivables.

  General and Administrative Expense

    The Company's general and administrative expense for the three and nine month periods ended September 30, 1996, was approximately $715 thousand and $2.2 million, respectively, compared to approximately $739 thousand and $2.9 million, respectively, for the comparative periods in 1995. The decrease in general and administrative expense for the comparative nine month periods primarily reflected the continued reduction in staff following the disposition of its crude oil and natural gas properties in late 1994 and early 1995.

  Taxes and Quasi-Reorganization Adjustment

    The results for the three and nine month periods ended September 30, 1996, included a provision for income taxes of $405 thousand and $1.2 million, respectively. The Company had a provision for income taxes for the three and nine months ended September 30, 1995, of $381 thousand and $627 thousand, respectively. For 1995, the provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes.

    As a result of the Company's quasi-reorganization accounting treatment and the expected generation of future taxable income following the acquisition of FRGC, during 1995 the Company recorded a deferred tax asset and an increase to additional paid-in capital to account for the expected realization of benefits from the Company's utilization of its net operating loss carryforwards and other tax benefits generated prior to the Company's reorganization. The Company's provision for income taxes for 1996 includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $350 thousand and $1.1 million, respectively, as a result of utilization of such tax benefits during the three and nine month periods ended September 30, 1996.

Liquidity and Capital Resources

    At September 30, 1996, the Company had cash and cash equivalents of approximately $3.7 million and marketable securities of approximately $60.6 million. The Company also had approximately $2.9 million in restricted cash equivalents and marketable securities securing the Company's contingent obligations with respect to outstanding letters of credit and the Hattiesburg Sold Receivables. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    The Company generated net cash flow from operating activities of approximately $4.6 million and $2.0 million for the nine month periods ended September 30, 1996 and 1995, respectively. Such net cash flows from operations for the nine month periods ended September 30, 1996 and 1995, were net of approximately $312 thousand and $1.1 million, respectively, for the accretion on investments in debt securities, which amounts are realized at maturity of investments. The cash flow from operations for the nine month period ended September 30, 1995, included the payment of liabilities and collection of accounts receivable generated prior to the disposition of crude oil and natural gas properties in late 1994. The Company's working capital was approximately $63.2 million at September 30, 1996, and approximately $63.4 million at December 31, 1995.

    At September 30, 1996, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At September 30, 1996, the Company also had approximately $19.0 million in deferred revenue from the sale of future contract receivables, as net proceeds received by the Company in 1995 from the Hattiesburg Sold Receivables are to be recognized for accounting purposes over the period during which the receivables are to be generated. During the nine month period ended September 30, 1996, the Company recognized approximately $8.3 million of revenue from the Hattiesburg Sold Receivables, which provided approximately $1.2 million for the accretion of the discount on the sale of the receivables and included approximately $3.9 million attributable to the Company's interest in the trust. The Notes and obligations under the agreement of the Hattiesburg Sold Receivables are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of September 30, 1996, restricted funds of approximately $1.6 million, consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks with respect to its liquidity, operations or financial position.

  Other Matters

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to the cost of such remediation. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties, the resolution of the reopening of the Company's bankruptcy proceeding and other actions by governmental agencies and private parties. Although the cost of cleanup of sites in which the Company has been notified of potential liability is currently estimated to involve the expenditure of funds by all potentially responsible parties in excess of $10 million, based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position.

    Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding natural gas prices, demand and supply for natural gas, changes in the market for natural gas storage and transportation, the success of the Company's ability to market interruptible service at the Hattiesburg Facility, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with ARCO, the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

    In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company ("Crystal Sub") to ARCO in 1980. In November 1995, the Company and the Crystal Sub filed a declaratory judgment action against ARCO in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and Crystal Sub have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and Crystal Sub in which ARCO agreed that Crystal Sub would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and
(ii) any potential claim by ARCO against the Company is barred by reason of the Company's previously completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued on December 31, 1986. In addition, the Company moved the Bankruptcy Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense to such court where it could be heard in conjunction with the two State of Louisiana matters described below.

    On November 6, 1996, the Company, Crystal Sub and ARCO entered into an agreement (the "ARCO Agreement") whereby ARCO released the Company and Crystal Sub from all costs incurred to date by ARCO relating to environmental clean-up at the Colorado mining site and indemnified the Company and Crystal Sub from any third-party claims relating to the voluntary clean-up plans that have been approved by the Colorado Department of Public Health and Environment with respect to the mining site. In addition, all proceedings in Federal District Court and Bankruptcy Court relating to this matter will be dismissed without prejudice. In the ARCO Agreement, the Company and ARCO have reserved their rights with regard to other claims that may involve the Colorado mining property and have agreed that the contract release issue or the bankruptcy discharge issue, as appropriate, described above shall be decided first if there is any future litigation regarding the environmental clean-up of the mining site. Neither ARCO nor the Company paid any amount of money to the other party in conjunction with the execution of the ARCO Agreement.

    In another separate matter, an agency of the State of Louisiana notified the Company by letter dated January 19, 1996, that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company owned land there from 1920 until 1940 on which a fuel oil refinery was once operated. Such property was sold by the Company in 1965. In still another completely separate matter, another agency of the State of Louisiana notified the Company by letter dated December 29, 1995, that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. Such property was sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. Believing that the potential claims by the State of Louisiana were barred by reason of the

Company's bankruptcy proceeding, the Company filed a motion in April 1996 to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred and can no longer be brought against the Company. The motion to reopen was granted for the purpose of considering such issues and the reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and operated this site since the construction of the refinery in 1946. On July 5, 1996, the State of Indiana sued the Company and others to recover approximately $1.8 million in remediation costs incurred from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, on September 18, 1996, the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. The Company believes that the likelihood of a recovery, if any, by Plaintiff of a material amount is remote.

    On October 24, 1996, the Bankruptcy Court entered an order that the State of Louisiana was barred from asserting claims against the Company concerning the refinery site, which had accrued prior to the Company's 1986 bankruptcy. The Company intends to similarly pursue in Bankruptcy Court its position that the other claim by the State of Louisiana, and the State of Indiana, and AGB claims against the Company are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *11    Computation of Earnings Per Common Share.

      27    Financial Data Schedule


(b) Reports on Form 8-K

    None

-------------------------
* Filed herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 1996.

                                                     CRYSTAL OIL COMPANY


                                         BY:        /S/ J. N. AVERETT, JR.
                                               ---------------------------------
                                                        J. N. Averett, Jr.
                                                            President
                                                           and Director
                                                   (Principal Executive Officer)





                                         BY:          /S/ J. A. BALLEW
                                               ---------------------------------
                                                          J. A. Ballew
                                                     Senior Vice President,
                                                         Treasurer, and
                                                     Chief Financial Officer




                                         BY:       /S/ PAUL E. HOLMES
                                               ---------------------------------
                                                        Paul E. Holmes
                                                   Vice President/Controller
                                                  (Principal Accounting Officer)