Form 10-K405
period 1996-12-31
CRYSTAL OIL CO
filed 1997-03-18
CIK 745907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1996
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM          TO

                         COMMISSION FILE NUMBER 1-8715

                              CRYSTAL OIL COMPANY
             (Exact name of registrant as specified in its charter)

                  LOUISIANA                                      72-0163810
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
   229 MILAM STREET, SHREVEPORT, LOUISIANA                         71101
   (Address of principal executive offices)                      (Zip Code)

              Registrant's telephone number, including area code:
                                 (318) 222-7791

          Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                           ON WHICH REGISTERED
               -------------------                          ---------------------
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

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No ______

     As of March 13, 1997, 2,665,622 shares of Common Stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant (based upon the latest closing price prior to March 13, 1997, of such shares on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Incorporated) held by non-affiliates of the registrant was approximately $40.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                               REFERENCE TO THIS REPORT
                  ---------                               ------------------------
      Proxy Statement for Annual Meeting                          Part III
      of Shareholders to be held in 1997

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................      3
              The Company...............................................      3
              Business..................................................      3
              Natural Gas Storage and Transportation....................      3
                 Sales, Customers and Contracts.........................      4
                 Competition............................................      5
              Crude Oil and Natural Gas Exploration and Production......      5
                 Drilling Activities....................................      6
              Other Business Information................................      7
                 Foreign Operations.....................................      7
                 Employees..............................................      7
              Regulation................................................      7
                 Gas Storage and Transportation.........................      7
                 Environmental Matters..................................      7
Item 2.     Properties..................................................      9
              Other Properties..........................................      9
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........     10

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................     10
                 Price Range of Common Stock............................     10
                 Dividends..............................................     10
Item 6.     Selected Financial Data.....................................     11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11
                 General................................................     12
                 Results of Operations..................................     12
                   General..............................................     12
                 Crude Oil and Natural Gas Exploration and Production...     14
                 Investment Income......................................     14
                 Net Gain on Sale of Fixed Assets.......................     14
                 Depreciation, Depletion and Amortization...............     15
                 General and Administrative Expense.....................     15
                 Interest and Debt Expense..............................     15
                 Amortization of Discount on Sale of Future Contract
                   Receivables..........................................     15
                 Taxes and Quasi-Reorganization Adjustment..............     16
                 Liquidity and Capital Resources........................     16
                 Other Matters..........................................     18
Item 8.     Consolidated Financial Statements and Supplementary Data....     19
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     48

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     48
Item 11.    Executive Compensation......................................     48
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................     48
Item 13.    Certain Relationships and Related Transactions..............     48

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................     49
Signatures..............................................................     53

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Crystal Oil Company, a Louisiana corporation (the "Company"), is a holding company that currently owns and operates through wholly-owned subsidiaries a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Facility") and holds various interests in crude oil and natural gas properties in Mississippi, Texas and Louisiana. The Company actively reviews acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the Company's large net operating loss carryforwards and other tax benefits.

     The Company is currently directing its efforts toward the acquisition of businesses and assets that would generate income for the Company on a current basis and would utilize the Company's existing tax benefits as well as present the opportunity for capital appreciation. Although the Company has and expects to continue to review acquisitions in the energy industry, the Company's acquisition strategy is not limited as to the type of business or industry. As of December 31, 1996, the Company's financial resources included $65.5 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company's only material debt consists of the indebtedness directly associated with and recourse to the assets and operations of the Hattiesburg Facility.

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

                                    BUSINESS

     The Company's operations currently consist of two business segments: (i) natural gas storage and transportation and (ii) exploration and development of crude oil and natural gas. Note R sets forth certain financial information for each of the Company's segments for the years ended December 31, 1996, 1995 and 1994.

                     NATURAL GAS STORAGE AND TRANSPORTATION

     The Company's natural gas storage and transportation operations currently consist of the ownership and operation of the Hattiesburg Facility and related assets that were acquired by the Company in 1995. The Hattiesburg Facility is located on a 73 acre tract outside of Hattiesburg, Mississippi, and consists of three salt caverns with storage capacity of 5.5 billion cubic feet ("Bcf") of natural gas. The Hattiesburg Facility is designed to handle 3.5 Bcf of working gas capacity (that capacity available to customers) and 2.0 Bcf of base gas (that capacity necessary to be in the facility to maintain the deliverability pressure).

     The Hattiesburg Facility provides its customers with critical natural gas supply security through a combination of strategic geographic location, pipeline access and operating flexibility. The location of the facility in southeastern Mississippi is favorable due to its proximity to various natural gas pipeline systems, natural gas supplies and markets. The salt dome facility also allows rapid cycling of working natural gas volumes through high levels of sustained injection and withdrawal volumes. The facility's working capacity serves as a reserve for peak day delivery service, pipeline transportation balancing and certain spot-gas purchasing strategies. The entire working storage capacity is fully subscribed to twelve customers under firm storage capacity contracts expiring in 2005.

     The Hattiesburg Facility was constructed in 1991 through a conversion of a propane storage facility built in the early 1970s and the leaching of an additional cavern in 1991. The facility is situated on top of a natural salt dome and utilizes three leached caverns for the storage of natural gas. The Hattiesburg Facility has a maximum injection capacity in excess of 175 million cubic feet ("Mmcf") of natural gas per day and a maximum withdrawal capacity in excess of 350 Mmcf of natural gas per day. The ability of the Hattiesburg Facility to handle these high levels of injections and withdrawals of natural gas makes the facility well suited for customers who desire the ability to meet short duration load swings and to cover major supply interruption events, such as hurricanes and temporary losses of production. The high injection and withdrawal rates also allow customers to take advantage of price savings in natural gas by allowing for quick delivery. The characteristics of the salt dome at the Hattiesburg Facility permit sustained periods of high delivery, the ability to quickly switch from full injection to full withdrawal and provides an impermeable storage medium.

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

     The Hattiesburg Facility and related assets are currently pledged to secure certain indebtedness and obligations of the Company. The Company has also pledged its interest in the firm storage contracts relating to the facility and the stock of its subsidiary that owns the facility to secure the payment and performance of such obligations.

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

     The rates charged by the Company at the Hattiesburg Facility for its services are negotiated rates subject to regulation by the Mississippi Public Service Commission (the "MPSC"). Such rates are based on various factors, including cost of capital and rates of return. The Hattiesburg Facility is not subject to regulation by the Federal Energy Regulatory Commission ("FERC"). See "Regulation".

     The entire working gas capacity at the Hattiesburg Facility is currently fully subscribed on a firm basis under long-term contracts expiring in 2005. The rates under the contracts have all been approved by the MPSC. The Company and the customers have each agreed not to seek any rate adjustment prior to the year 2000. The customers under these contracts consist of eight local natural gas distribution companies, two major natural gas producers and two natural gas marketers. During 1996, the Company had two customers with sales in excess of 10% of total revenues. These customers were Public Service Electric and Gas of New Jersey (12%) and Consolidated Edison of New York (11%). In respect to the natural gas storage segment, the Company had four customers with sales in excess of 10% of revenues from gas storage services. These customers were Public Service Electric and Gas of New Jersey (17%), Consolidated Edison of New York (16%), Brooklyn Union Gas Company (10%) and Piedmont Natural Gas Company (10%).

     The Company realized $12.6 million and $6.3 million in revenues from gas storage services during the year of 1996 and the period of June 19, 1995, through December 31, 1995, respectively. Revenues from gas storage services represented 73% and 55% of total revenues in 1996 and 1995, respectively.

     In November 1995, the Company sold for $42.7 million the right to the receivables to be created under its firm natural gas storage contracts through June 2000 to a trust established by the Company and of which the Company acquired a 47.3% non-voting subordinated interest for $20.2 million. This sale did not involve transfer or sale of any of the contracts or a disposition of any of the Company's rights in the Hattiesburg Facility.

     Since acquiring FRGC, the Company has actively marketed interruptible storage at the facility which utilizes the unused storage capacity at the Hattiesburg Facility. During 1996, the unused storage capacity ranged from zero to 89% of total working gas capacity and averaged 37% over the year. The Company is currently reviewing other potential pipeline connections at the Hattiesburg Facility that could be used to enhance the value of the facility and its desirability to current and future customers.

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

     The Company believes that the location of the Hattiesburg Facility, combined with the existence of the long-term contracts for storage at the Hattiesburg Facility, allows the Company to compete effectively with other companies for natural gas storage. Once the Company's firm storage contracts have expired, the Company will have greater competition for storage at the Hattiesburg Facility. Such competition will be dependent upon the nature of the natural gas storage market existing at that time.

              CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

     In late 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties. Since that time, the Company's exploration and development activities have been limited to a non-operator participant in a prospect development and exploration program with two industry partners. The Company's investment in this program is limited in amount and scope.

     Prior to the Company's disposition of substantially all of its domestic crude oil and natural gas properties in 1994, the Company's exploration and production activities were concentrated in Louisiana and its offshore waters, Texas and Arkansas. Within these areas, exploration and development activity was primarily focused on development of the Company's interest in the Southeast Pass field in Plaquemines Parish, Louisiana and the Company's Vernon field in North Louisiana. The Company also held significant fee properties and royalty interest in South Louisiana through its Vermilion Bay Land Company subsidiary.

     The Company's net volumes of crude oil (including condensate and liquefied petroleum gases) and natural gas produced and sold from working and royalty interests and the average prices received by the Company for the years ended December 31, 1996, 1995 and 1994 are shown below.

                                                                                         AVERAGE PRICE
                                                                     VOLUME                 PER UNIT
                                                              --------------------    --------------------
                                                              BARRELS OF              BARRELS OF
YEAR ENDED                                                     OIL AND       MCF       OIL AND       MCF
DECEMBER 31                                                   CONDENSATE    OF GAS    CONDENSATE    OF GAS
-----------                                                   ----------    ------    ----------    ------
                                                                 (IN THOUSANDS)
    1996..................................................         12         155        $21.50      $2.79
    1995..................................................          2           8         19.00       2.38
    1994..................................................        969       7,349         15.84       1.83

     The average production cost (including severance tax) per equivalent barrel (natural gas converted to barrels on a 6 Mcf to 1 barrel basis) from crude oil and natural gas producing activities during 1996, 1995 and 1994 was approximately $2.11, $4.99 and $5.36, respectively.

DRILLING ACTIVITIES

     During 1996, the Company's capital expenditures for exploration and development activities were $.6 million compared to $1.0 million and $12.1 million during 1995 and 1994, respectively. Included in expenditures for 1996, 1995 and 1994 were approximately $356 thousand, $50 thousand and $2.4 million in exploration costs, respectively. Expenditures for exploration and development activities for 1997 are currently budgeted at approximately $.5 million and relate solely to the Company's prospect development program.

     The following table sets forth the Company's interest in both development and exploratory wells and the working interest completions for each of the following years:

                               EXPLORATORY WELLS

                                   NUMBER OF
                                     WELLS
                                PARTICIPATED IN                      WORKING INTEREST COMPLETIONS
                                    BY THE           -------------------------------------------------------       NET
                                    COMPANY               OIL                  GAS                 DRY             WELL
YEAR ENDED                      ---------------      --------------      ---------------      --------------      SUCCESS
DECEMBER 31                     GROSS      NET       GROSS      NET      GROSS      NET       GROSS      NET       RATE
-----------                     -----      ---       -----      ---      -----      ---       -----      ---      -------
    1996....................       1        .17       --        --        --          --        1        .17        --%
    1995....................       1        .05       --        --         1         .05       --         --       100%
    1994....................       4        .80       --        --        --          --        4        .80        --%

                               DEVELOPMENT WELLS

                                   NUMBER OF
                                     WELLS
                                PARTICIPATED IN                WORKING INTEREST COMPLETIONS
                                    BY THE           -------------------------------------------------------       NET
                                    COMPANY               OIL                  GAS                 DRY             WELL
YEAR ENDED                      ---------------      --------------      ---------------      --------------      SUCCESS
DECEMBER 31                     GROSS      NET       GROSS      NET      GROSS      NET       GROSS      NET       RATE
-----------                     -----      ---       -----      ---      -----      ---       -----      ---      -------
    1996....................       3        .15       --        --         1         .05        2       .10         33%
    1995....................       1        .05       --        --         1         .05       --        --        100%
    1994....................       6       2.30        1       .10         5        2.20       --        --        100%

                    TOTAL EXPLORATORY AND DEVELOPMENT WELLS

                                   NUMBER OF
                                     WELLS
                                PARTICIPATED IN                         WORKING INTEREST COMPLETIONS
                                    BY THE           -------------------------------------------------------       NET
                                    COMPANY               OIL                  GAS                 DRY             WELL
YEAR ENDED                      ---------------      --------------      ---------------      --------------      SUCCESS
DECEMBER 31                     GROSS      NET       GROSS      NET      GROSS      NET       GROSS      NET       RATE
-----------                     -----      ---       -----      ---      -----      ---       -----      ---      -------
    1996....................       4        .32       --        --         1         .05        3        .27         16%
    1995....................       2        .10       --        --         2         .10       --         --        100%
    1994....................      10       3.10        1       .10         5        2.20        4        .80         74%

     At December 31, 1996, the Company had proved reserves of 26 thousand barrels of crude oil and 633 Mmcf of natural gas with a present value of future net revenues of approximately $2.6 million.

                           OTHER BUSINESS INFORMATION

FOREIGN OPERATIONS

     In 1993, the Company entered into an agreement with the Orenburgneft Production Association ("Orenburgneft") in Orenburg, Russia, to form a closed stock corporation owned equally by Crystal and Orenburgneft. In 1996, the Company curtailed its activities in Russia due to regulatory delays in obtaining approval of the project. The Company does not currently expect that its operations in the Russian Federation will be significant in the future.

EMPLOYEES

     At December 31, 1996, the Company employed 25 persons, including officers. In connection with the disposition of assets during the fourth quarter of 1994 and first quarter of 1995, the Company significantly reduced its number of employees. None of the Company's employees are represented by a labor union.

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

ENVIRONMENTAL MATTERS

     The Company's activities in connection with the operation of the natural gas storage facility are subject to environmental and safety regulation of federal and state authorities including the State of Mississippi Department of Environmental Quality. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution. Management believes that the Company has obtained and is in current compliance with the applicable environmental regulations in respect of its natural gas storage operations.

     In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company ("Crystal Subsidiary") to ARCO in 1980. In November 1995, the Company and the Crystal Subsidiary filed a declaratory judgment action against ARCO in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and Crystal Subsidiary have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and Crystal Subsidiary in which ARCO agreed that Crystal Subsidiary would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and (ii) any potential claim by ARCO against the Company is barred by reason of the Company's previously completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued on December 31, 1986. In addition, the Company moved the Bankruptcy Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense to such court where it could be heard in conjunction with the two State of Louisiana matters described below.

     On November 6, 1996, the Company, Crystal Subsidiary and ARCO entered into an agreement (the "ARCO Agreement") whereby ARCO released the Company and Crystal Subsidiary from all costs incurred to date by ARCO relating to environmental clean-up at the Colorado mining site and indemnified the Company and Crystal Subsidiary from any third-party claims relating to the voluntary clean-up plans that have been approved by the Colorado Department of Public Health and Environment with respect to the mining site. In addition, all proceedings in Federal District Court and Bankruptcy Court relating to this matter will be dismissed without prejudice. In the ARCO Agreement, the Company and ARCO have reserved their rights with regard to other claims that may involve the Colorado mining property and have agreed that the contract release issue or the bankruptcy discharge issue, as appropriate, described above shall be decided first if there is any future litigation regarding the environmental clean-up of the mining site. Neither ARCO nor the Company paid any amount of money to the other party in conjunction with the execution of the ARCO Agreement.

     In January 1996, an agency of the State of Louisiana notified the Company that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company owned land there from 1920 until 1940 on which a fuel oil refinery was once operated. This property was sold by the Company in 1965. In an unrelated matter, another agency of the State of Louisiana notified the Company in late 1995 that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. This property had been sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. In April 1996, the Company filed to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred by the discharge in the Company's 1986 bankruptcy reorganization and can no longer be brought against the Company. On October 24, 1996, the Bankruptcy Court entered an order that the State of Louisiana was barred from asserting claims against the Company concerning the fuel oil refinery site, which had accrued prior to the Company's 1986 bankruptcy. The other reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division.

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

     As in the case of the fuel oil refinery site in Louisiana, the Company intends to similarly pursue in Bankruptcy Court its position that the other claim by the State of Louisiana and the claim from the State of Indiana against the Company are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling.

     In another environmental matter, the Company is among a number of defendants in a suit pending in the 14th District Court in Calcasieu Parish, Louisiana, by the H. C. Drew Estate for remediation of alleged saltwater damage and pit cleanup at a drilling location near Lake Charles, Louisiana, in which the plaintiff asserts that the Company has a 25% working interest ownership in a leasehold interest relating to the location. Reunion Energy ("Reunion") was the operator for the drilling operations at the site and primarily responsible for the cleanup of the site under the terms of the Company's operating agreement with Reunion. The Company, however, may be responsible under the operating agreement for its pro rata share of certain cleanup costs. The amount of the plaintiff's claim is presently not known although a plaintiff's expert has estimated an environmental cleanup cost of $3.0 million based on the process of removing and replacing the soil at the site. Reunion believes that the plaintiff's proposed cleanup is neither required under the operating agreement or by law. Reunion has proposed to follow the environmental remediation requirements under the regulations of the State of Louisiana which would require surface remediation through the treatment of salt water contamination at a cost that would be expected to be substantially less than the amount under the plaintiff's proposal. Reunion's proposal has been referred to the Office of the Conservation of the Louisiana Department of Natural Resources for a determination. Presently, the Company is investigating this matter. However, based on information currently known to the Company, the Company does not expect that the resolution of this matter will have a material adverse effect on its financial condition.

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

ITEM 3. LEGAL PROCEEDINGS

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, on September 18, 1996, the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. The Company intends to pursue in Bankruptcy court its position that the claim against the Company is barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling. The Company believes that the likelihood of a recovery, if any, by Plaintiff of a material amount is remote.

     For information with respect to environmental matters see "Item 1. Business -- Regulation -- Environmental Matters".

     The Company is currently a party to various other lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

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

                                                                   1996
                                       -------------------------------------------------------------
                                                               QUARTER ENDED
                                       -------------------------------------------------------------
                                         MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                         --------        -------      ------------     -----------
High.................................     $34 1/8        $34 1/2         $36 1/2         $36 1/4
Low..................................     29 1/4         32 3/4          32 5/8           35 1/4

                                                                   1995
                                       -------------------------------------------------------------
                                                               QUARTER ENDED
                                       -------------------------------------------------------------
                                         MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                         --------        -------      ------------     -----------
High.................................     $31 1/2        $34 1/2         $32 1/4         $30 5/8
Low..................................     29 1/4         29 3/4          29 1/2           29 1/8

     On March 14, 1997, the last reported sales price of the Common Stock on the AMEX was $36 1/2 or $36.50 per share. The number of holders of record of the Company's Common Stock as of March 14, 1997, was 421.

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

     In conjunction with the issuance in November 1995 of HGSC's 8.12% Senior Guaranteed Notes due 2005, FRGC and its subsidiaries have agreed to various restrictions on the distribution of assets from the FRGC parties to the Company. However, such restrictions do not further restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC parties.

ITEM 6. SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31
                                               -------------------------------------------------------
                                                 1996        1995       1994        1993        1992
                                                 ----        ----       ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Selected Financial Data:
  Revenues(1)(2)(3)........................    $ 17,206    $ 11,518    $43,523    $ 35,940    $ 27,531
  Income from operations before
     extraordinary item(1)(2)(4)...........       2,473       1,404      4,426       1,040         229
  Income per share from operations before
     extraordinary item(1)(4)(5)
     Primary...............................         .91         .52       1.68         .40         .09
  Cash dividends per common share(5).......          --          --         --          --          --
  At year-end:
     Total assets(1)(2)(6).................     169,593     173,445     91,940     117,334     129,050
     Long-term obligations(1)(2)(4)(6).....      36,879      37,860        181      22,786      32,038
     Deferred revenue from sale of future
       contract receivables(1).............      17,861      22,160         --          --          --
     Working capital(1)(2)(4)(6)...........      62,028      63,444     75,723      14,935      17,836
     Stockholders' equity(1)...............     113,276     110,549     86,287      84,647      82,936

-------------------------
(1) In 1996, revenues and results reflected the effect of natural gas storage operations for an entire year as FRGC was acquired during the second quarter of 1995. In 1995, the Company's financial statements reflected the financing of this acquisition with existing cash, the sale of five years of future storage contract receivables and borrowings under a long-term obligation. In addition, the acquisition resulted in an increase of approximately $24 million to total assets, net of accruals, and stockholders' equity as a result of the recognition and accounting treatment for the actual and expected utilization of certain operating loss and tax credit carryforwards generated prior to the Company's quasi-reorganization.

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

(6) In 1993, the Company utilized existing cash for the prepayment of $5.0 million of long-term obligations, which contributed to a decrease in total assets and working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should assist in the understanding of the Company's financial condition as of December 31, 1996, as compared to the prior fiscal year, as well as the Company's operating results for the three years ended December 31, 1996. Certain material events affecting the business of the Company are discussed in Items 1 and 3 of this report. The Notes to Consolidated Financial Statements contain detailed information that should be read in conjunction with this discussion.

GENERAL

     During the last three years, the Company has experienced a transformation from an entity that had been historically engaged in the business of exploration and development of crude oil and natural gas properties to an enterprise with a focus on acquisitions of businesses and assets that would generate income for the Company on a current basis and would benefit from the Company's tax position as well as present the opportunity for capital appreciation. This evolution commenced with the Company's disposition of substantially all of its domestic crude oil and natural gas properties for approximately $98 million and the prepayment of all its outstanding indebtedness in the fourth quarter of 1994 and continued with the Company's acquisition of FRGC for approximately $78.5 million in June 1995. FRGC's principal asset is the Hattiesburg Facility. The Hattiesburg Facility is a gas storage facility that was constructed in 1991 and consists of three salt-dome caverns with a total storage capacity of 5.5 Bcf of natural gas, of which 3.5 Bcf is working gas and 2.0 Bcf is base gas. Since acquiring FRGC, the Company has also emphasized the enhancement of value of its Hattiesburg Facility through establishment of alliances with gas marketing companies, the addition of an interconnection and other capital improvements.

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

     The acquisition of FRGC and the financing thereof resulted in the Company reevaluating its tax assets for accounting purposes in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the sale in 1995 of the Hattiesburg Sold Receivables. This evaluation resulted in an upward adjustment to the Company's stockholders' equity in 1995 of $22.3 million. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization.

     As of December 31, 1996, the Company had $65.5 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

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

     As a result of the significant changes the Company has undergone since the disposition of its crude oil and natural gas properties in the fourth quarter of 1994, the results of operations in 1996 and 1995 may not be comparable to 1994.

RESULTS OF OPERATIONS

  General

     The following sets forth a discussion of the Company's results of operations for the years ended December 31, 1996, 1995 and 1994. Results for such years included various items which make a comparison between years difficult. In this regard, income during 1996 and 1995 was primarily attributable to the Company's natural gas storage activities following the acquisition of FRGC in the second quarter of 1995 and interest and investment income on the Company's available cash. Income in 1994 related principally to the Company's crude oil and natural gas operations and was significantly affected by the one-time gains and charges relating to the Company's disposition of properties in the fourth quarter of 1994.

     The Company recorded revenues of $17.2 million, $11.5 million and $43.5 million in 1996, 1995 and 1994, respectively. Revenues for 1996 and 1995 were primarily attributable to natural gas storage fees of $12.6 million and $6.3 million, respectively, and investment income of $3.5 million and $4.7 million, respectively, resulting from the investment by the Company of cash received on the disposition of its crude oil and natural gas properties in the fourth quarter of 1994. Natural gas storage revenues derived from firm long-term contracts were $11.0 million in 1996 and $5.9 million in 1995 following the acquisition of FRGC. The remaining natural gas storage revenues of approximately $1.6 million and $.4 million for 1996 and 1995, respectively, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services. In addition, results for 1995 also included a net gain of $.9 million from the sale of assets and charges of $484 thousand for severance and other related expenses associated with the reduction in the Company's staff. The charge for severance and related expenses was recorded as an offset to the gains on sales of crude oil and natural gas properties in 1995 and as an extension of the restructuring plan contemplated in connection with the sale of the Company's crude oil and natural gas properties in the fourth quarter of 1994.

     Revenues for 1994 were primarily attributable to sales of crude oil and natural gas. The crude oil and natural gas segment provided revenues of $690 thousand, $57 thousand and $28.8 million 1996, 1995 and 1994, respectively. Revenues for 1994 also included a $12.5 million net gain from the disposition of crude oil and natural gas properties. In addition, the Company recorded approximately $1.4 million in other income in 1994, of which $600 thousand related to net gains on the settlement of various interest rate and commodity swaps.

     The Company recorded total costs and expenses of $13.1 million, $9.2 million and $36.3 million in 1996, 1995 and 1994, respectively. In 1996, the Company's total costs and expenses reflected operational expenses of $1.1 million and depreciation and amortization of $2.8 million attributable to the natural gas storage activities. Following the acquisition of FRGC in 1995, the Company's natural gas storage activities resulted in operational expenses and depreciation and amortization of $587 thousand and $1.5 million, respectively. Total costs and expenses in 1994 primarily related to crude oil and natural gas exploration and production activities. Expenses for 1994 also included a writeoff of $2.5 million on various properties held by the Company relating to its crude oil and natural gas operations and $2.0 million relating to the Company's Russian projects.

     In addition, total costs included interest and debt expense of $3.3 million, $2.3 million and $2.8 million in 1996, 1995 and 1994, respectively, as well as amortization of discount on sale of future contract receivables of $1.5 million and $141 thousand in 1996 and 1995, respectively. The level of interest expense reflects the overall average debt obligation in each period and the incurrence of debt obligations due to the purchase of FRGC in June 1995. The financing of FRGC relating to the Hattiesburg Facility also resulted in the addition of expense associated with the amortization of the discount on the sale of the future storage accounts receivable.

     The Company recorded net income of $2.5 million, or $.91 per share, in 1996, net income of $1.4 million, or $.52 per share in 1995 and net income before extraordinary item of $4.4 million, or $1.68 per share, in 1994. The Company recognized an extraordinary charge of $2.3 million in 1994 for the early extinguishment of debt, which reduced net income for 1994 to $2.1 million, or $.80 per share.

     The net effect of the Company's disposition of substantially all of its crude oil and natural gas assets in December 1994 before $2.5 million in income taxes is set forth in the chart below:

                            ITEM                                   AMOUNT
                            ----                                   ------
                                                                (IN MILLIONS)
Net gain on sale of properties to Apache Corporation........        $10.4
Net gain on sale of other properties........................          2.1
Gain on cancellation of swaps...............................           .6
Writedown of certain assets to net realizable value or fair
  value following the disposition...........................         (2.5)
Reduction of contingent liabilities due to the
  disposition...............................................          1.6
Writedown of Russian projects...............................         (2.0)
                                                                    -----
  Net effect of unusual items or infrequently occurring
     items..................................................         10.2
Extraordinary charge for early extinguishment of debt.......         (3.8)
                                                                    -----
  Net effect of unusual or infrequently occurring items and
     extraordinary item before provision in lieu of taxes...        $ 6.4
                                                                    =====

     Excluding the unusual and extraordinary items noted above, the Company would have recorded a net loss of approximately $1.8 million for 1994, due primarily to decreases in crude oil and natural gas revenues and an increase in dry hole costs relating to the drilling of four exploratory wells.

CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

     The Company's limited production of crude oil in 1996 and 1995 was twelve thousand and two thousand barrels, respectively. The production in 1994 was 969 thousand barrels. The production of natural gas in 1996 and 1995 by the Company was 155 thousand Mcf and eight thousand Mcf compared to 7.3 Bcf in 1994. Production in 1996 and 1995 was greatly reduced due to the sale of substantially all of the Company's crude oil and natural gas reserves in December 1994 and limited to production from the Company's interests in properties included in its prospect development program.

     The Company's limited production of crude oil and natural gas was sold in 1996 and 1995 at average prices of $21.50 per barrel and $19.00 per barrel of crude oil, respectively, and $2.79 per Mcf and $2.38 per Mcf of natural gas, respectively. The average prices received by the Company during 1994 were $15.84 per barrel of crude oil and $1.83 per Mcf of natural gas. The Company had historically entered into derivative products such as commodity and interest rate swaps to stabilize its average crude oil and natural gas prices. In connection with the sale of substantially all of its properties in December 1994, the Company canceled all of its swap contracts and had none outstanding as of December 31, 1996 and 1995.

     Exploration costs were $356 thousand, $50 thousand and $2.4 million in 1996, 1995 and 1994, respectively, and reflected the level of exploratory drilling activity for unsuccessful exploratory wells.

INVESTMENT INCOME

     The Company's investment income was approximately $3.5 million in 1996 compared to approximately $4.7 million and $742 thousand in 1995 and 1994, respectively. The levels of investment income in 1996 and 1995 reflect the average investment in debt securities of approximately $64 million and $76 million, respectively, and the effect of utilizing available liquid assets to partially fund the acquisition of FRGC in June 1995. In addition, the average interest rate received by the Company on its investments decreased from 6.18% in 1995 to 5.47% in 1996. The Company's liquid assets are primarily invested in short term corporate debt and government securities.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

     The Company recorded depreciation, depletion and amortization of $3.3 million, $1.8 million and $14.2 million in 1996, 1995 and 1994, respectively. The increase in 1996 in comparison to 1995 was attributable to the depreciation and amortization of the Hattiesburg Facility and its related assets acquired in June 1995. In comparison to 1994, the substantial decline in depreciation, depletion and amortization was attributable to the Company's 1994 disposition of the Company's crude oil and natural gas properties. In addition, depreciation, depletion and amortization for the year ended 1994 included approximately $2.9 million in writedowns of the Russian projects and other assets to fair market value net of a reduction of contingent liabilities due to the disposition of crude oil and natural gas properties. Current depreciation charges are primarily associated with the Company's natural gas storage facility, which have a substantially longer depreciable life than the Company's historical crude oil and natural gas properties. The carrying value of such assets reflects the cash purchase price for assets and the liabilities assumed in the purchase, including $18 million associated with deferred tax liabilities attributable to the difference between the book and tax bases of such assets purchased and liabilities assumed.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for 1996 was approximately $2.9 million. Such expense represented a decrease of approximately $.9 million (23%) and $2.2 million (43%) when compared to 1995 and 1994, respectively. The decrease in general and administrative expenses reflects the reduction in the Company's staff following the disposition of its crude oil and natural gas properties in late 1994. The staff reductions continued through the first two quarters of 1995 as the Company completed various post-closing matters associated with the sale of properties and the Company suspended its Russian operations pending improvements in the political and economic climate in Russia. General and administrative expense also included approximately $75 thousand and $126 thousand for the settlement of various lawsuits during 1996 and 1995, respectively.

INTEREST AND DEBT EXPENSE

     Interest and debt expense was $3.3 million for 1996, compared to $2.3 million for 1995 and $2.8 million for 1994. The Company's interest and debt expense in 1996 and 1995 reflected the incurrence of $36.5 million of long-term debt in the fourth quarter of 1995 for the permanent financing of the acquisition of FRGC. The Company's interest and debt financing for 1995 also reflected the bridge loan financing of $60 million in late June 1995 for the acquisition of FRGC. This borrowing was repaid in the fourth quarter of 1995 with the proceeds from the Hattiesburg Sold Receivables, the $36.5 million in long-term debt and existing cash. The Company had no material interest and debt expense prior to the acquisition of FRGC due to the repayment of substantially all of its outstanding debt in the fourth quarter of 1994.

AMORTIZATION OF DISCOUNT ON SALE OF FUTURE CONTRACT RECEIVABLES

     The net proceeds received by the Company on November 22, 1995, from the Hattiesburg Sold Receivables are being recognized for accounting purposes over the period during which the receivables are to be generated. However, because the Hattiesburg Sold Receivables were disposed of by the Company at a discount to reflect their then present value, the discount between the net proceeds from the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate (7.52%) applied in fixing the sale price of the Hattiesburg Sold Receivables. The Company recorded an expense for the amortization of discount on sale of future contract receivables of approximately $1.5 million in 1996 and $141 thousand following the sale transaction in 1995.

TAXES AND QUASI-REORGANIZATION ADJUSTMENT

     Income before extraordinary item for 1996, 1995 and 1994 included provisions for income taxes of $1.6 million, $962 thousand and $2.8 million, respectively. In addition, net income for 1994 included an income tax benefit of approximately $1.5 million for losses related to early extinguishment of debt.

     In 1995 and 1994, the provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. As a result of the Company's quasi-reorganization accounting treatment, the current and future benefit from utilization of the income tax credits and net operating loss carryforwards accumulated prior to the Company's reorganization are recorded as an adjustment to additional paid-in capital. Exclusive of the net operating loss carryforwards and other tax benefits recognized following the acquisition of FRGC during 1995, $246 thousand and $1.3 million were credited to additional paid-in capital as a result of utilization of such tax carryforwards during 1995 and 1994, respectively.

     The completion of the Company's acquisition of FRGC and the subsequent financing therefor (including the sale of the future storage contract receivables) also resulted in the Company adjusting its tax assets in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the 1995 accounts receivable sale. This evaluation resulted in an upward adjustment to the Company's stockholders' equity of $22.3 million. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.6 million in the amount recorded as the carrying value of the gas storage facility.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had marketable securities of approximately $53.9 million and cash and cash equivalents of approximately $11.6 million compared to marketable securities of $54.4 million and cash and cash equivalents of $10.8 million at December 31, 1995. The Company also had approximately $2.0 million and $1.5 million in restricted cash and marketable securities at December 31, 1996 and 1995, respectively, securing the Company's contingent obligations with respect to outstanding letters of credit and the Hattiesburg Sold Receivables. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

     On November 22, 1995, Hattiesburg Gas Storage Company ("HGSC") and HIGS, indirect wholly-owned subsidiaries of the Company, sold to the FRGC Owner Trust, a newly formed Delaware business trust (the "Trust"), the right to receive payments on the firm storage contract receivables to be generated by HGSC and HIGS through June 30, 2000, from the operation of the Hattiesburg Facility for a total cash consideration of approximately $42.7 million, representing a 7.52% annualized discount on the receivables. The Hattiesburg Sold Receivables were sold without recourse to HGSC or the Company. However, HGSC,

HIGS and FRGC agreed to be responsible for the payment of liquidated damages for certain breaches under the sales agreement that would materially and adversely impair the collection of the accounts receivable in the future and to self-insure against certain force majeure events to the extent they are not covered by insurance. The Company also agreed to be responsible for the payment of up to $10 million (subject to an annual $2 million reduction) of such liquidated damages and self-insurance under certain limited circumstances following a bankruptcy of HGSC, HIGS or FRGC (collectively, the "FRGC Parties"). The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility and HGSC's storage contracts, but excluding certain receivables to be generated after June 30, 2000. At December 31, 1996, restricted funds of approximately $1.8 million consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables.

     Immediately prior to the sale of the Hattiesburg Sold Receivables, HGSC purchased approximately 47.3% of the interests of the Trust for approximately $20.2 million, of which 26.8% were senior interests ranking on an equal basis with the interests sold to the other investors and 20.5% were junior to the interests sold to other investors. Such interests represent the right to receive funds from the Trust as the Hattiesburg Sold Receivables are collected by the Trust.

     Simultaneously with the sale of the Hattiesburg Sold Receivables to the Trust, HGSC issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The net proceeds from the Notes, funds of $22.5 million derived from the sale of the Hattiesburg Sold Receivables and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995. The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of the FRGC Parties, including the Hattiesburg Facility, HGSC's storage contracts, certain accounts receivable to be generated after June 30, 2000, and a pledge of the cash flow from HGSC's 26.8% senior interest in the Trust. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     Under the various agreements relating to the sale of the Hattiesburg Sold Receivables and the Notes, the FRGC Parties agreed to various covenants and agreements relating to the Hattiesburg Facility. Among such covenants and agreements were covenants (i) not to take certain actions that would materially adversely affect the Hattiesburg Sold Receivables, (ii) with respect to the manner of operation of the Hattiesburg Facility and the other assets of the FRGC Parties, (iii) restricting the business of the FRGC Parties to the operation of the Hattiesburg Facility, the provision of transportation and storage services relating to the Hattiesburg Facility, the expansion, prior to the year 2000, of or addition to the Hattiesburg Facility or to other storage and transportation services provided in connection with the Hattiesburg Facility and the provision of management and operational services for other facilities in the vicinity of the Hattiesburg Facility, (iv) requiring the continued ownership by the FRGC Parties of the Hattiesburg Facility and (v) restricting certain affiliated transactions.

     The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not further restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

     Although HGSC and HIGS sold all of their rights and interests in the Hattiesburg Sold Receivables through June 30, 2000, to the Trust and received payment therefor, the proceeds from the sale have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which the Hattiesburg Sold Receivables are to be generated. The discount between the funds received on the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder will be amortized over the life of the Hattiesburg Sold Receivables based on the discount rate applied in fixing the sale price of the Hattiesburg Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The amount of "Deferred Revenue" reflected on the

Company's Balance Sheet reflects the amount of revenue generated from the sale of the Hattiesburg Sold Receivables less the Company's carrying value of the senior and subordinated interests in the Trust that were purchased by HGSC. At December 31, 1996, the Company had approximately $17.9 million in deferred revenue from the sale of future contract receivables and during 1996, the Company recognized approximately $11.0 million of revenue from the Hattiesburg Sold Receivables, which provided approximately $1.5 million for the accretion of the discount on the sale of the receivables and included approximately $5.2 million attributable to the Company's interest in the trust.

     The Company's working capital position decreased by approximately $1.4 million to $62.0 million at December 31, 1996, compared to $63.4 million at December 31, 1995, primarily as a result of the investment of $3.0 million in non-current marketable securities. The Company generated net cash from operating activities of approximately $6.0 million, $3.7 million and $14.9 million during 1996, 1995 and 1994, respectively. Such net cash from operating activities reflected the Company's involvement in natural gas storage operations since the acquisition of FRGC in June 1995 and exploration and production activities prior to the disposition of its crude oil and natural gas properties in 1994.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

OTHER MATTERS

     As previously described under "Item 1. Business -- Regulation -- Environmental Matters", the Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for defense costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to the cost of such remediation. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. Although the cost of cleanup of sites in which the Company has been notified of potential liability is currently estimated to involve the expenditure of funds by all potentially responsible parties in excess of $9 million, based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position.

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding natural gas prices, demand and supply for natural gas, changes in the market for natural gas storage and transportation, the success of the Company's ability to market interruptible service at the Hattiesburg Facility, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated.

     While the Company continues to be affected by fluctuations in the purchasing power of the dollar, inflation has not had a significant affect on the Company's earnings or financial condition in recent years.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
  Crystal Oil Company:

     We have audited the consolidated balance sheets of Crystal Oil Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Oil Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
February 20, 1997

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                   (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 11,576    $ 10,812
  Marketable securities.....................................      50,885      54,447
  Accounts receivable, net
     Gas storage............................................         653         631
     Crude oil and natural gas..............................         305          49
     Other receivables......................................          84          24
  Prepaid expenses and other................................         102         357
                                                                --------    --------
       TOTAL CURRENT ASSETS.................................      63,605      66,320
MARKETABLE SECURITIES.......................................       2,999          --
PROPERTY, PLANT AND EQUIPMENT
     Gas storage facilities.................................      93,414      93,675
     Producing and non-producing crude oil and natural gas
      properties............................................       2,047       1,944
     Land and building......................................       2,198       2,198
     Furniture, office equipment and other..................       1,027       1,191
                                                                --------    --------
                                                                  98,686      99,008
  Less allowances for depreciation and depletion............      (5,721)     (2,727)
                                                                --------    --------
       TOTAL PROPERTY, PLANT AND EQUIPMENT..................      92,965      96,281
OTHER ASSETS
     Deferred tax assets....................................       6,422       7,398
     Restricted cash and marketable securities..............       1,963       1,476
     Others.................................................       1,639       1,970
                                                                --------    --------
                                                                  10,024      10,844
                                                                --------    --------
                                                                $169,593    $173,445
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations..................    $    271    $    294
  Accounts payable..........................................         796       1,948
  Other accrued expenses....................................         510         634
                                                                --------    --------
       TOTAL CURRENT LIABILITIES............................       1,577       2,876
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............      36,879      37,860
DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES...      17,861      22,160
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  $.06 Senior convertible voting preferred stock
     (non-cumulative), $.01 par value; $1.00 liquidation
     preference; authorized 51,200,773; issued and
     outstanding 14,788,328.................................         148         148
  Common stock, $.01 par value; authorized 4,000,000 shares;
     issued and outstanding 2,665,622 and 2,654,042 shares,
     respectively...........................................          27          27
  Additional paid-in capital................................      97,156      96,902
  Retained earnings (Since January 1, 1987).................      15,945      13,472
                                                                --------    --------
       TOTAL STOCKHOLDERS' EQUITY...........................     113,276     110,549
                                                                --------    --------
                                                                $169,593    $173,445
                                                                ========    ========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                    (IN THOUSANDS EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Gas storage fees..........................................    $12,568    $ 6,317    $    --
  Crude oil sales...........................................        258         38     15,349
  Natural gas sales.........................................        432         19     13,470
  Net gain on sale of property, plant and equipment.........         51        376     12,524
  Investment income.........................................      3,495      4,695        742
  Other income..............................................        402         73      1,438
                                                                -------    -------    -------
                                                                 17,206     11,518     43,523
COSTS AND EXPENSES
  Gas storage operating expenses............................      1,082        587         --
  Crude oil and natural gas lease operating expense.........         45         14      9,014
  Taxes other than income tax...............................        665        543      2,742
  General and administrative expense........................      2,935      3,796      5,157
  Interest and debt expense.................................      3,259      2,252      2,773
  Amortization of discount on sale of future contract
     receivables............................................      1,520        141         --
  Exploration cost..........................................        356         50      2,351
  Depreciation, depletion and amortization..................      3,281      1,769     14,220
                                                                -------    -------    -------
                                                                 13,143      9,152     36,257
                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........      4,063      2,366      7,266
INCOME TAXES................................................      1,590        962      2,840
                                                                -------    -------    -------
INCOME BEFORE EXTRAORDINARY ITEM............................      2,473      1,404      4,426
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT
  (NET OF INCOME TAX BENEFIT OF $1,489 THOUSAND)............         --         --      2,320
                                                                -------    -------    -------
NET INCOME..................................................    $ 2,473    $ 1,404    $ 2,106
                                                                =======    =======    =======
NET INCOME PER SHARE OF COMMON AND COMMON STOCK EQUIVALENT
  SHARE
  INCOME BEFORE EXTRAORDINARY ITEM..........................    $   .91    $   .52    $  1.68
  EXTRAORDINARY ITEM........................................         --         --       (.88)
                                                                -------    -------    -------
  NET INCOME................................................    $   .91    $   .52    $   .80
                                                                =======    =======    =======
CASH DIVIDENDS PER SHARE OF COMMON STOCK....................    $    --    $    --    $    --
                                                                =======    =======    =======
AVERAGE OF COMMON AND COMMON STOCK EQUIVALENT SHARES
  OUTSTANDING...............................................      2,728      2,703      2,635
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    SENIOR      SERIES A               ADDITIONAL
                                                   PREFERRED    PREFERRED    COMMON     PAID-IN      RETAINED
                                                     STOCK        STOCK      STOCK      CAPITAL      EARNINGS
                                                   ---------    ---------    ------    ----------    --------
                                                                         (IN THOUSANDS)
Balance at January 1, 1994.....................      $182         $ 255       $25       $74,223      $ 9,962
  Net income...................................        --            --        --            --        2,106
  Conversion of preferred stock into common
     stock.....................................        --          (186)       --           186           --
  Issuance of common stock.....................        --            --         1           364           --
  Redemption of preferred stock................        --           (69)       --          (502)          --
  Purchase of senior preferred stock...........       (34)           --        --        (1,477)          --
  Utilization of net operating loss
     carryforward..............................        --            --        --         1,251           --
                                                     ----         -----       ---       -------      -------
Balance at December 31, 1994...................      $148         $  --       $26       $74,045      $12,068
  Net income...................................        --            --        --            --        1,404
  Issuance of common stock.....................        --            --         1         1,344           --
  Utilization of net operating loss
     carryforward and recognition of deferred
     tax assets................................        --            --        --        22,513           --
  Recognition of environmental remediation
     liability, net of tax.....................        --            --        --        (1,000)          --
                                                     ----         -----       ---       -------      -------
Balance at December 31, 1995...................      $148         $  --       $27       $96,902      $13,472
  Net income...................................        --            --        --            --        2,473
  Issuance of common stock.....................        --            --        --           254           --
                                                     ----         -----       ---       -------      -------
Balance at December 31, 1996...................      $148         $  --       $27       $97,156      $15,945
                                                     ====         =====       ===       =======      =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                  ----         ----         ----
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $   2,473    $   1,404    $  2,106
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Extraordinary item....................................           --           --       2,320
      Amortization of discount on convertible subordinated
         notes and deferred cost............................          276           27       1,843
      Net accretion on investments in debt securities.......         (625)        (355)         --
      Depreciation, depletion and amortization..............        3,281        1,769      14,220
      Exploration expenses..................................          356           50       2,351
      Provision in lieu of income taxes.....................           --          246       2,740
      Deferred income tax expense (benefit).................        1,387         (357)         --
      Net gain on sale of property, plant and equipment.....          (51)        (376)    (12,524)
      Decrease (increase) in accounts receivable............         (195)       4,264       1,498
      Decrease in prepaid expenses and other current
         assets.............................................          255          149          95
      Decrease in other assets..............................          140           44         165
      Increase (decrease) in accounts payable and accrued
         expenses...........................................       (1,276)      (3,200)         53
                                                                ---------    ---------    --------
    Net cash provided by operating activities...............        6,021        3,665      14,867
                                                                ---------    ---------    --------
Cash flows from investing activities:
  Acquisition of First Reserve Gas Company, net of cash
    received................................................           --      (78,509)         --
  Proceeds from sale of property, plant and equipment.......           66        2,310      96,555
  Capital expenditures......................................         (860)      (1,267)    (13,762)
  Investment in Russian joint venture.......................          (26)        (365)       (805)
  Purchase of marketable securities.........................     (117,736)    (156,461)         --
  Maturity of marketable securities.........................      118,924      102,369          --
  Investment of restricted funds............................       (1,807)          --      (6,563)
  Reduction of restricted funds.............................        1,320        5,087          --
                                                                ---------    ---------    --------
    Net cash provided by (used in) investing activities.....         (119)    (126,836)     75,425
                                                                ---------    ---------    --------
Cash flows from financing activities:
  Proceeds from short-term note payable to bank.............           --       60,000          --
  Repayment of short-term note payable to bank..............           --      (60,000)         --
  Increase in long-term obligations.........................           --       36,474      11,292
  Reduction in long-term obligations........................       (1,004)         (61)    (42,650)
  Redemption of preferred stock.............................           --           --        (571)
  Purchase of senior preferred stock........................           --           --      (1,511)
  Proceeds from issuance of common stock....................          254        1,345         365
  Proceeds from sale of future contracts receivables........           --       22,504          --
  Reduction of deferred revenue from sale of future contract
    receivables.............................................       (4,299)        (344)         --
  Payment of costs for financing and sale of future
    contracts receivables...................................          (89)      (1,476)        (65)
                                                                ---------    ---------    --------
    Net cash provided by (used in) financing activities.....       (5,138)      58,442     (33,140)
                                                                ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents........          764      (64,729)     57,152
Cash and cash equivalents at beginning of year..............       10,812       75,541      18,389
                                                                ---------    ---------    --------
Cash and cash equivalents at end of year....................    $  11,576    $  10,812    $ 75,541
                                                                =========    =========    ========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest, net of amounts capitalized......................    $   3,089    $   2,045    $    933
                                                                =========    =========    ========
  Amortization of discount on sale of future contract
    receivables.............................................    $   1,520    $     141    $     --
                                                                =========    =========    ========
  Income taxes..............................................    $     207    $   1,368    $     --
                                                                =========    =========    ========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Crystal Oil Company and subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

     Business -- The Company's principal business is the operation of a natural gas storage facility in Hattiesburg, Mississippi (the "Hattiesburg Facility"), which was acquired on June 19, 1995 (See Note C). A wholly-owned subsidiary of the Company, which serves as operator of the Hattiesburg Facility, is a regulated utility under the jurisdiction of the Mississippi Public Service Commission. The Company had been primarily engaged in crude oil and natural gas exploration and production in Louisiana, Southern Arkansas, Northeast Texas and offshore Louisiana prior to disposing of substantially all of its domestic crude oil and natural gas properties and related assets in the fourth quarter of 1994 and first quarter of 1995 (See Note D). The comparability of the Company's financial statements for the periods presented are affected by the change in operations.

     Basis of Presentation -- On October 1, 1986, Crystal Oil Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division (the "Court"). On December 31, 1986, the Court entered into an order confirming the Second Amended and Restated Plan of Reorganization (the "Plan") of the Company, which was consummated on January 30, 1987. The Company accounted for the reorganization as a quasi-reorganization. Accordingly, all assets and liabilities were restated to reflect their estimated fair value as of December 31, 1986.

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

     Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

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

     A valuation adjustment for the impairment of crude oil and natural gas properties is provided to the extent that the carrying amount of producing crude oil and natural gas properties and undeveloped lease and

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
mineral rights for financial reporting purposes exceeds undiscounted future net cash flow from proved crude oil and natural gas reserves and the lower of cost or estimated fair market value of properties not being depleted. There were no valuation adjustments recorded for the years ended December 31, 1995 and 1994. (See accounting policy under "Long-Lived Assets" for evaluation of crude oil and natural gas assets during the year ended December 31, 1996.)

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

     Long-Lived Assets -- The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", during the first quarter of 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Under SFAS 121, crude oil and natural gas properties are evaluated by field for potential impairment; other long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The effect of adoption of SFAS 121 did not affect the Company's consolidated financial position or results of operations.

     Interest Capitalization -- Interest cost is capitalized based upon the average interest rate of outstanding borrowings during the period required to complete a construction project or drill a crude oil or natural gas well. In 1996 and 1995, the Company did not incur any interest cost during the period required for the completion of fixed asset projects. Interest capitalized during the period ended December 31, 1994, was approximately $77 thousand.

     Income Taxes -- Net operating loss carryforwards and other tax benefits are available to offset future federal and state income taxes. However, as a result of the Company's 1986 quasi-reorganization accounting treatment, the future benefits from recognition of these benefits accumulated prior to the reorganization are recorded as an adjustment to additional paid-in capital (See Note H).

     Deferred Revenue and Amortization of Discount from the Sale of Future Contract Receivables -- The proceeds from the 1995 sale of future contract receivables and the corresponding discount from scheduled payments thereunder are recognized and amortized, based on the discount rate applied in fixing the sale, over the period in which such revenues are generated.

     Debt Discounts and Deferred Costs of Financing and Sale of Future Contract Receivables -- The interest method is used to amortize debt discounts and deferred costs relating to long-term debt and sale of future contracts receivables.

     Reclassifications -- Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

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

     Commodity Swap Contracts -- Gains or losses on the Company's commodity swap contracts are recognized when the volumes of crude oil and natural gas being hedged are sold. The cash flows from futures contracts are accounted for as hedges for sales of crude oil and natural gas and are classified as operating activities in the consolidated statements of cash flows. The Company did not enter into commodity swap contracts during the years ended December 31, 1996 and 1995.

NOTE B -- INVESTMENTS IN DEBT SECURITIES

     Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At December 31, 1996 and 1995, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholder's equity.

     The Company's investments in debt securities are classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a remaining maturity at the time of purchase of less than three months for investments classified as cash equivalents, greater than three months but less than one year for investments classified as current marketable securities and restricted funds (See Note F) and greater than one year but less than two years for investments classified as non-current marketable securities.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The following is a summary of the estimated fair value of available for sale securities by balance sheet classification:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1996       1995
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Cash equivalents
  U. S. Government Agency Security..........................    $10,452    $10,025
                                                                =======    =======
Current marketable securities
  U. S. Treasury bills......................................    $35,420    $22,321
  U. S. Treasury note.......................................         --        461
  U. S. Government Agency Security..........................      5,943     31,665
  Corporate debt securities.................................      9,522         --
                                                                -------    -------
                                                                $50,885    $54,447
                                                                =======    =======
Non-current marketable securities
  U. S. Treasury note.......................................    $ 2,999    $    --
                                                                =======    =======
Restricted funds
  U. S. Treasury bills......................................    $   156    $    --
  U. S. Treasury note.......................................         --      1,476
                                                                -------    -------
                                                                $   156    $ 1,476
                                                                =======    =======

     The estimated fair value of each investment approximates the amortized cost, and therefore, there are no unrealized gains or losses as of December 31, 1996 and 1995.

NOTE C -- ACQUISITION

     On June 19, 1995, the Company acquired First Reserve Gas Company ("FRGC"), a natural gas storage company that owned the Hattiesburg Facility, for approximately $78.5 million subject to certain adjustments. The acquisition was initially funded with approximately $18 million of the Company's available cash and borrowings under a $60 million bridge loan. Such borrowings were repaid on November 22, 1995, with the net proceeds of $22.5 million from sale of future storage contract receivables (See Note E), $36.5 million from long-term financing (See Note F) and existing cash. The Hattiesburg Facility consists of three salt-dome caverns with a total capacity of 5.5 billion cubic feet ("Bcf") of natural gas, of which approximately 3.5 Bcf consists of working gas and approximately 2.0 Bcf consists of the Company's base gas. The working gas capacity is fully subscribed to twelve customers under firm storage capacity contracts expiring in 2005. FRGC's facility interconnects with Transcontinental Gas Pipe Line, Koch Gateway Pipeline, Tennessee Gas Pipeline and Associated Natural Gas systems.

     The cost of the gas storage facilities also includes costs associated with the deferred tax liability of $17.3 million resulting from the difference between the book and tax bases of the net assets acquired. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.2 million in the current carrying value of the gas storage facility (See Note H). The amortization of the additional cost is essentially offset by deferred tax benefits recorded as the basis difference is reduced.

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

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

                                                           PRO FORMA YEAR ENDED
                                                                DECEMBER 31
                                                           ---------------------
                                                            1995          1994
                                                            ----          ----
                                                           (IN THOUSANDS EXCEPT
                                                            PER SHARE AMOUNTS)
Total Revenues...........................................  $16,488       $12,639
                                                           =======       =======
Net Income (loss)........................................  $ 2,442       $  (140)
                                                           =======       =======
Income per Common and Common Stock Equivalent Share......  $   .90       $  (.05)
                                                           =======       =======

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

     On December 30, 1994, the Company disposed of substantially all of its domestic crude oil and natural gas properties and related assets to Apache Corporation ("Apache") for approximately $94.5 million cash, net of approximately $3.3 million in net cash flow from the properties from October 1, 1994, the effective date of the transaction, through the closing. The net book value of the assets sold was approximately $82.5 million and the Company recognized a net gain of approximately $10.4 million after disposition costs of approximately $1.6 million. In addition, the Company received $1.3 million in April 1995 ($800 thousand of which related to crude oil and natural gas properties) relating to the final post-closing adjustment procedure for its disposition transaction effected with Apache on December 30, 1994. The Company accounted for the anticipated effect of the final settlement in the Company's financial statements as of December 31, 1994. During 1994, the Company also consummated the disposition of various crude oil and natural gas properties for cash consideration of approximately $3.5 million and recognized a net gain of approximately $2.1 million.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

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

NOTE E -- DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES

     On November 22, 1995, Hattiesburg Gas Storage Company ("HGSC") and Hattiesburg Industrial Gas Sales Company ("HIGS"), indirect wholly-owned subsidiaries of the Company, sold to the FRGC Owner Trust, a newly formed Delaware business trust (the "Trust"), the right to receive payments on the firm storage contract receivables to be generated by them through June 30, 2000, from the operation of the Hattiesburg Facility (the "Hattiesburg Sold Receivables") for a total cash consideration of approximately $42.7 million, representing $50.6 million at 7.52% annualized discount on the receivables. The Hattiesburg Sold Receivables were sold without recourse to HGSC or the Company. However, HGSC, HIGS and FRGC agreed to be responsible for the payment of liquidated damages for certain breaches under the sales agreement that would materially and adversely impair the collection of the accounts receivable in the future and to self-insure against certain force majeure events to the extent they are not covered by insurance. The Company also agreed to be responsible for the payment of up to $10 million (subject to an annual $2 million reduction) of such liquidated damages and self-insurance under certain limited circumstances following a bankruptcy of HGSC, HIGS or FRGC (collectively, the "FRGC Parties"). The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility and HGSC's storage contracts, but excluding certain receivables to be generated after June 30, 2000. As of December 31, 1996, restricted funds of approximately $1.8 million also secured the obligations with respect to the Hattiesburg Sold Receivables.

     Immediately prior to the sale of the Hattiesburg Sold Receivables, HGSC purchased approximately 47.3% of the interests of the Trust for approximately $20.2 million, of which 26.8% were senior interests ranking on an equal basis with the interests sold to the other investors and 20.5% were junior and subordinate to the interest sold to other investors. Such interests represent the right to receive funds from the Trust as the Hattiesburg Sold Receivables are collected by it.

     The net proceeds of $22.5 million from the Hattiesburg Sold Receivables in conjunction with funds of $36.5 million derived from long-term borrowings and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995. Although HGSC and HIGS sold all of their rights and interests in the Hattiesburg Sold Receivables to the Trust and received payment therefor, the net proceeds from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which the Hattiesburg Sold Receivables are to be generated. The amount of the deferred revenue reflected on the Company's Balance Sheet included the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the Trust that were

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
purchased by HGSC. The balance of deferred revenue from the sale of future contract receivables was approximately $17.9 million as of December 31, 1996. The discount between the funds received on the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate applied in fixing the sale price of the Hattiesburg Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The Company recorded an expense of approximately $1.5 million and $141 thousand for the amortization of discount on sale of future contract receivables in 1996 and 1995, respectively.

     The amount of Deferred Revenues that will be amortized over the next four years will be approximately $4.6 million in 1997, $5.0 million in 1998, $5.4 million in 1999 and $2.9 million in 2000.

NOTE F -- LONG-TERM OBLIGATIONS

                                                                DECEMBER 31
                                                           ---------------------
                                                            1996          1995
                                                            ----          ----
                                                              (IN THOUSANDS)
8.12% Secured guaranteed notes, due in monthly amounts
  from July 2000 through July 2005.......................  $36,474       $36,474
Mortgage note to a bank at prime plus 1/4 of 1%..........       10            10
Other....................................................      666         1,670
                                                           -------       -------
                                                            37,150        38,154
Less current portion.....................................     (271)         (294)
                                                           -------       -------
Amount classified as long-term...........................  $36,879       $37,860
                                                           =======       =======

     On November 22, 1995, HGSC issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The net proceeds from the Notes, funds of $22.5 million derived from the sale of the Hattiesburg Sold Receivables and existing cash were used by the Company to repay $60 million in indebtedness incurred in connection with the Company's acquisition of FRGC in June 1995. The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to Crystal Oil Company, are secured by substantially all the assets of the FRGC Parties, including the Hattiesburg Facility, HGSC's storage contracts, certain accounts receivable to be generated after June 30, 2000, and a pledge of the cash flow from HGSC's 26.8% senior interest in the Trust. As of December 31, 1996, restricted funds of approximately $1.8 million, consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

     In connection with the disposition of assets during the fourth quarter of 1994, the Company prepaid the outstanding balance under a derivative-linked acquisition term loan (the "Term Loan") of approximately $11.6 million in December 1994 and agreed with its banks to terminate an available revolving credit facility. In addition, the Company agreed with its banks to provide a collateral of approximately $6.6 million in cash and cash equivalents as assurance for the repayment of the Company's obligations with respect to the outstanding letters of credit previously issued by the banks on behalf of the Company and its subsidiaries (see Note K). On March 31, 1995, the Company amended its credit facility (the "Credit Agreement") with its banks

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
relating to the standby letters of credit and reduced the cash collateral requirements for the facility to 30% of the outstanding letters of credit. Accordingly, the Company's Balance Sheets as of December 31, 1996 and 1995, included marketable securities of $156 thousand and $1.5 million, respectively, which were classified as a non-current restricted funds. The Credit Agreement continues to prohibit the declaration and payment of any dividends on the Company's stock as long as there are outstanding letters of credit under the Credit Agreement, the latest of which will terminate on January 1, 2001.

     In conjunction with the borrowing under the Term Loan, the Company entered into an interest rate swap agreement and hydrocarbon swap agreements with the objectives of hedging against the fluctuations of interest rates and the volatility of crude oil and natural gas prices for production derived from the property acquired in Plaquemines Parish (See Note O). The net payments or receipts under the interest rate swap agreement were recorded as adjustments to interest expense. On December 30, 1994, and as result of the prepayment of the Term Loan, the Company agreed to cancel the interest rate swap contract in consideration for approximately $200 thousand, which gain was accounted for as other income.

     In connection with the disposition of assets during 1994, the Company also acquired and redeemed all of its outstanding Non-Interest Bearing Convertible Subordinated Notes due 1997 (the "Convertible Notes") with a carrying value of approximately $12.1 million for approximately $15.5 million. As a result of prepayment and early redemption of long-term obligations in 1994, the Company recognized a loss of approximately $3.8 million ($2.3 million net of income tax benefit) relating to approximately $3.4 million from the difference between the reacquisition price for the Convertible Notes and the carrying value and approximately $373 thousand from the write-off of unamortized deferred financing costs associated with the bank debt. The loss on early extinguishment of debt was classified as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 1994.

     Maturities of debt obligations for each of the next five years are $271 thousand in 1997; $266 thousand in 1998; $53 thousand in 1999; $3.0 million in 2000; and $6.3 million in 2001.

NOTE G -- STOCKHOLDERS' EQUITY

     A summary of the Company's capital stock, as of December 31, 1996, is as follows:

                                                                                SHARES
                                                                  SHARES      ISSUED AND
                                                                AUTHORIZED    OUTSTANDING
                                                                ----------    -----------
$.06 Senior Convertible Voting..............................    51,200,773
  Preferred Stock (Non-Cumulative), $.01 par value ("Senior
     Preferred Stock"); $1.00 liquidation preference........                  14,788,328
Common Stock, $.01 par value ("Common Stock")...............     4,000,000     2,665,622

     The Company's Senior Preferred Stock is entitled to a non-cumulative, $.06 per share annual dividend. However, no dividends may be paid until the following conditions are met: (a) certain liabilities to the bank, including the standby letters of credit, the last of which does not expire until January 1, 2001, are no longer outstanding, (b) after giving effect to such dividends, the Company has positive retained earnings and (c) the declaration and payment of such dividends will not violate any applicable law or provision of any material contract to which the Company is a party. The shares of the Senior Preferred Stock are convertible at the option of the holder into shares of Common Stock at any time at the conversion rate of 444.44 shares of Senior Preferred Stock per share of Common Stock (.00225 of a share of Common Stock per share). During 1994, the Company purchased approximately 3.4 million shares of its Senior Preferred Stock for approximately $1.5 million pursuant to an unsolicited privately negotiated transaction.

     The Senior Preferred Stock has a $1 liquidation preference for each share outstanding. As a result, if the Company were to have been liquidated and its assets sold and its liabilities settled at the carrying values

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
thereof at December 31, 1996, $14.8 million of the equity of the Company would have been attributed entirely to the Senior Preferred Stock.

     Holders of the Senior Preferred Stock are entitled to vote with the holders of the Common Stock, as a single class, for the election of directors and on all matters submitted to a vote of stockholders of the Company. Each share of Senior Preferred Stock is entitled to .001 of a vote.

     The Company issued 11,500 shares, 67,750 shares and 20,350 shares of Common Stock during 1996, 1995 and 1994, respectively, for an aggregate consideration of approximately $254 thousand, $1.3 million and $365 thousand, respectively, pursuant to the Crystal Oil Company 1992 Employee Stock Option Plan (the "Option Plan") (See Note I).

     The table below shows the total number of shares of Common Stock which, at December 31, 1996, were reserved for future issuance upon conversion or exercise of the following securities:

                                                                SHARES RESERVED
                                                                ---------------
Senior Preferred Stock......................................         33,274
Warrants issued and outstanding.............................        449,308
Shares reserved for issuance pursuant to the Employee Stock
  Option Plan (See Note I)..................................        195,375
                                                                    -------
                                                                    677,957
                                                                    =======

     The Company's outstanding warrants allow its holders to purchase an aggregate of 449,308 shares of the Company's Common Stock at per share prices ranging from $97.78 to $325.93. The outstanding warrants expire on January 30, 1999.

     The Company has reserved for future issuance 195,375 shares of Common Stock that are issuable pursuant to an Employee Stock Option Plan. Of such shares reserved, options have been granted and are outstanding to purchase 97,750 shares of Common Stock (See Note I).

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The components of the provision for income taxes are:

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Federal:
  Current-Alternative Minimum Tax...........................    $   --    $  867    $  100
  Deferred tax expense (benefit)............................     1,387      (143)    1,078
State:
  Current...................................................       203       206        --
  Deferred tax expense......................................        --        32       173
                                                                ------    ------    ------
                                                                $1,590    $  962    $1,351
                                                                ======    ======    ======

     The provision for income taxes vary from the amounts computed by applying the statutory rate as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Amounts computed by applying statutory rate.................    $1,381    $  804    $1,175
Benefit of state income taxes...............................       (69)      (80)      (59)
Other.......................................................        75        --        62
                                                                ------    ------    ------
                                                                 1,387       724     1,178
State income taxes..........................................       203       238       173
                                                                ------    ------    ------
                                                                $1,590    $  962    $1,351
                                                                ======    ======    ======

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

     The significant components of deferred tax expense attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                                ----------------------------
                                                                 1996       1995      1994
                                                                 ----       ----      ----
                                                                       (IN THOUSANDS)
Deferred tax expense (exclusive of the effects of other
  components below).........................................    $ 3,143    $1,229    $ 1,251
Provision in lieu of income taxes charged to paid in capital as a result of the Company's quasi-reorganization
  accounting treatment......................................         --       246      1,251
Net operating loss and tax benefit carryforwards............     (1,731)     (867)        --
Decrease in beginning of the year balance of valuation
  allowance for deferred tax assets.........................        (25)     (719)    (1,251)
                                                                -------    ------    -------
                                                                $ 1,387    $ (111)   $ 1,251
                                                                =======    ======    =======

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows (in thousands):

                                                                1996       1995
                                                                ----       ----
Deferred tax assets:
  Sale of future contract receivables.......................  $ 11,526   $ 14,300
  Net operating loss carryforwards..........................    63,707     61,801
  Investment tax credit carryforward........................     3,622      6,515
  Percentage depletion carryforward.........................     2,539      2,539
  Alternative minimum tax credit carryforward...............     2,358      2,363
  State net operating loss carryforward.....................     2,132      2,157
  Other.....................................................       995      1,455
                                                              --------   --------
     Total gross deferred tax assets........................    86,879     91,130
     Less valuation allowance...............................   (62,609)   (65,706)
                                                              --------   --------
          Gross deferred tax assets net of valuation
           allowance........................................    24,270     25,424
                                                              --------   --------
Total gross deferred tax liability
  Property, plant and equipment -- valuation and
     depreciation...........................................   (17,848)   (18,026)
                                                              --------   --------
          Net deferred tax assets...........................  $  6,422   $  7,398
                                                              ========   ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of January 1, 1996 and 1995, was $65.7 million and $90.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995, were decreases of $3.1 million and $24.3 million, respectively. The change in 1996 relates primarily to the expiration of investment tax credit carryforwards. The change in 1995 relates primarily to the purchase of FRGC which resulted in an assessment that certain existing net operating loss carryforwards and other tax benefits are more likely than not to be utilized. As a result of the Company's quasi-reorganization accounting treatment, the recognition of net operating loss carryforwards and other tax benefits generated prior to the Company's quasi-reorganization resulted in an addition to paid-in capital of $22.8 million in connection with the acquisition. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.2 million in the carrying value of the gas storage facility. In 1996, an additional $411 thousand of tax credit carryforwards were recognized by a further reduction in the carrying value of the storage facility as an adjustment to the purchase price allocation.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset at December 31, 1996, the Company will need to generate future taxable income of approximately $26.1 million prior to the expiration of the net operating loss carryforwards in 2011. The taxable loss for 1996 totaled approximately $5.1 million while taxable income of $42.0 million was generated in 1995. The taxable loss for 1996 differed from income before taxes due primarily to the recognition of income on storage contracts previously recognized for tax purposes. Taxable income for 1995 differed from income before taxes due primarily to the taxable income generated in connection with the sale of future contracts receivable. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1996. The amount of the deferred tax

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Investment tax credits and regular tax net operating loss carryforwards of $3.6 million and $187.4 million, respectively, are available for federal income tax purposes with $185.9 million expiring from 1997 to 2003 and $5.1 million expiring in 2011. In addition, statutory depletion carryforwards and Alternative Minimum Tax credit carryforwards of $7.5 million and $2.4 million, respectively, are available for federal income tax purposes and have no expiration date. As a result of the Company's quasi-reorganization accounting treatment, the future benefit from utilization of any additional net operating loss carryforwards accumulated prior to the Company's reorganization, and not previously recognized, will be recorded as an adjustment to additional paid-in capital. During 1995 and 1994, $246 thousand and $1.3 million, respectively, were credited to additional paid-in capital as a result of utilization of such tax carryforwards, exclusive of that recognized in connection with the acquisition of FRGC during 1995.

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", in the financial statements for the year ended December 31, 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost for employee stock compensation using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's Option Plan.

     The Company has an Option Plan intended to provide a means whereby certain key employees of the Company may obtain a proprietary interest in the continued development and financial success of the Company. The Option Plan provides for the granting of stock options in the aggregate amount of 300,000 shares of Common Stock and for a four-year vesting period on the basis of one-fourth vesting on each anniversary date of the date of grant and subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. On December 30, 1994, the participants in the Option Plan became fully vested as a result of the disposition transaction with Apache. The determination of the individuals eligible to participate in the Option Plan and the allocation of stock options to the participants are administered by a committee of the Board of Directors. Under the program, options have been granted to employees at a price equal to the then-current market price and all of the options expire ten years after the date of grant.

     During 1996 and 1995 the Company granted 24,000 and 17,500 options, respectively, at market price. The weighted-average fair value of each of the options was estimated as of the date of grant to be $14.32 for the 1996 options and $14.04 for the 1995 options using an option-pricing model with the following assumptions: expected volatility -- 23.5%, risk-free interest rate -- 6.25%; dividend rate -- zero, and expected option life -- 7 years.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     Stock option transactions during 1996, 1995 and 1994 were as follows:

                                               1996                 1995                 1994
                                        ------------------   ------------------   ------------------
                                                  WEIGHTED             WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE              AVERAGE
                                                  EXERCISE             EXERCISE             EXERCISE
                                        OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                        -------   --------   -------   --------   -------   --------
Outstanding at beginning of year......   85,250    $22.50    135,500    $20.07    109,350    $18.80
Granted...............................   24,000     32.75     17,500     31.13     46,500     22.13
Exercised.............................  (11,500)    22.08    (67,750)    19.87    (20,350)    17.94
Forfeited.............................       --                   --                   --
                                        -------              -------              -------
Outstanding at end of year............   97,750     25.06     85,250     22.50    135,500     20.07
                                        =======              =======              =======
Options exercisable at year-end.......   60,625               67,750              135,500
                                        =======              =======              =======
Weighted-average fair value of options
  granted during the year.............  $ 14.32              $ 14.04              $  9.50
                                        =======              =======              =======

     The following table summarizes certain information about stock options at December 31 1996:

                                                    OPTIONS OUTSTANDING
                                            ------------------------------------    OPTIONS EXERCISABLE
                                                           WEIGHTED                ----------------------
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                             NUMBER OF     REMAINING    AVERAGE     NUMBER OF    AVERAGE
                                              OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
         RANGE OF EXERCISE PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
         ------------------------           -----------   -----------   --------   -----------   --------
$17.50 to $22.13..........................    56,250      6.04 years     $19.90      56,250       $19.90
$31.13 to $32.75..........................    41,500      8.83            32.07       4,375        31.13
                                              ------                                 ------
$17.50 to $32.75..........................    97,750      7.72            25.06      60,625        20.71
                                              ======                                 ======

     In accordance with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown in the following table.

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                             ---------------------
                                                              1996          1995
                                                              ----          ----
                                                             (IN THOUSANDS EXCEPT
                                                              PER SHARE AMOUNTS)
Net Income
  As reported..............................................   $2,473        $1,404
                                                              ======        ======
  Pro forma................................................   $2,395        $1,378
                                                              ======        ======
Income per Common and Common Stock Equivalent Share
  As reported..............................................   $  .91        $  .52
                                                              ======        ======
  Pro forma................................................   $  .88        $  .51
                                                              ======        ======

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995, is not considered.

     The Company provides a Retirement Savings Plan ("Savings Plan") for its eligible employees. The Savings Plan allows participants to defer a portion of their income through contributions to the Savings Plan

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
pursuant to section 401(K) of the Internal Revenue Code and does not provide for any matching contributions by the Company. The Company bears the administrative costs of the Savings Plan.

     The Company adopted the Crystal Oil Company Employee Stock Ownership Plan (the "ESOP"), effective January 1, 1993, for its eligible employees. Under the ESOP, the Company may contribute annually an amount, if any, determined by the Board of Directors in a specified percentage of total employee compensation, not to exceed 10%. All contributions are made to a trust for the benefit of the employees and are invested in shares of Common Stock to be purchased by an independent trustee in the open market. The Company may elect to make its contribution in the form of shares of Common Stock. The Board of Directors approved a contribution to the ESOP of $50 thousand in each of 1996 and 1995 and $150 thousand in 1994 or approximately 5% of total annual employee compensation in each year, which amounts were recorded as general and administrative expense. At December 31, 1996, 6,655 shares of the Company's Common Stock, purchased in the open market, are held in trust for the ESOP. The Company's contributions are subject to vesting based on the number of years that the employee is employed with the Company from and after January 1, 1993, with amounts being vested at a rate of 20% for each year of employment after the annual contribution, subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. On December 30, 1994, the participants in the ESOP became fully vested with respect to the prior contributions of the Company as a result of the disposition transaction with Apache. Employees are entitled to receive a single distribution of the number of vested shares in the employee's account following retirement, disability, death or termination of employment but may, in accordance with rules under the ESOP, elect to receive the entire distribution in cash based on the existing value of the Common Stock.

     As a result of the disposition of assets, the Company adopted a special severance pay policy for eligible employees terminated due to a reduction in work force. The Company recorded charges of $484 thousand and $700 thousand in 1995 and 1994, respectively, primarily relating to severance compensation as an offset to the gains on sales of crude oil and natural gas properties.

NOTE J -- NET INCOME PER SHARE

     Earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year. The Convertible Notes for 1994 only, the Senior Preferred Stock, the stock options and all classes of warrants are considered to be the equivalent of Common Stock for all periods presented. The Senior Preferred Stock, when assumed converted, added 33,274 shares in 1996, 1995 and 1994 to the average common shares outstanding. The stock options, when assumed exercised and treasury stock method utilized to purchase shares of common stock with the proceeds, added 32,373 shares in 1996, 41,198 shares in 1995 and 57,998 shares in 1994 to the average common shares outstanding. For the years ended December 31, 1996, 1995 and 1994, the effective exercise price of all classes of warrants, when used in connection with the Senior Preferred Stock, was greater than the average market price of the Common Stock, and therefore not considered in calculating income per share.

     The exercise of warrants utilizing the Convertible Notes and the conversion of the remaining Convertible Notes were anti-dilutive and therefore were not assumed to be exercised or converted for 1994.

     Earnings per common share assuming full dilution is computed on the same basis as primary earnings per share except that the number of shares to be added when the stock options are assumed exercised, net of treasury shares, utilizing the closing market price for each period presented is 32,795 shares in 1996, 41,783 shares in 1995 and 59,392 shares in 1994. These changes resulted in no measurable difference between the calculation of earnings per share on a primary and fully-diluted basis.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE K -- COMMITMENTS AND CONTINGENCIES

     In 1995, the Company was advised by Atlantic Richfield Corporation ("ARCO") of the existence of a potential environmental clean-up claim as to a mining site in Colorado that was sold by a wholly-owned subsidiary of the Company ("Crystal Subsidiary") to ARCO in 1980. In November 1995, the Company and the Crystal Subsidiary filed a declaratory judgment action against ARCO in the Federal District Court for the Western District of Louisiana, Shreveport Division, seeking a determination that the Company and Crystal Subsidiary have no liability to ARCO with respect to the mining site because (i) a contractual agreement exists between ARCO and Crystal Subsidiary in which ARCO agreed that Crystal Subsidiary would have no further obligation or responsibility with respect to the property after closing other than for certain de minimis and specifically identified items and (ii) any potential claim by ARCO against the Company is barred by reason of the Company's previously completed bankruptcy reorganization proceeding as to which an order confirming the Company's plan of reorganization was issued on December 31, 1986. In addition, the Company moved the Bankruptcy Court for the Western District of Louisiana to refer the matter of the Company's bankruptcy discharge defense to such court where it could be heard in conjunction with the two State of Louisiana matters described below.

     On November 6, 1996, the Company, Crystal Subsidiary and ARCO entered into an agreement (the "ARCO Agreement") whereby ARCO released the Company and Crystal Subsidiary from all costs incurred to date by ARCO relating to environmental clean-up at the Colorado mining site and indemnified the Company and Crystal Subsidiary from any third-party claims relating to the voluntary clean-up plans that have been approved by the Colorado Department of Public Health and Environment with respect to the mining site. In addition, all proceedings in Federal District Court and Bankruptcy Court relating to this matter will be dismissed without prejudice. In the ARCO Agreement, the Company and ARCO have reserved their rights with regard to other claims that may involve the Colorado mining property and have agreed that the contract release issue or the bankruptcy discharge issue, as appropriate, described above shall be decided first if there is any future litigation regarding the environmental clean-up of the mining site. Neither ARCO nor the Company paid any amount of money to the other party in conjunction with the execution of the ARCO Agreement.

     In January 1996, an agency of the State of Louisiana notified the Company that the Company had potential, but unspecified, liability under a Louisiana environmental act on account of certain alleged activity on a 30 acre site in Louisiana while the Company owned land there from 1920 until 1940 on which a fuel oil refinery was once operated. This property was sold by the Company in 1965. In an unrelated matter, another agency of the State of Louisiana notified the Company in late 1995 that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. This property had been sold by the Company in 1935. In regard to the latter environmental matter, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. In April 1996, the Company filed to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that the claims by the State of Louisiana are barred by the discharge in the Company's 1986 bankruptcy reorganization and can no longer be brought against the Company. On October 24, 1996, the Bankruptcy Court entered an order that the State of Louisiana was barred from asserting claims against the Company concerning the fuel oil refinery site, which had accrued prior to the Company's 1986 bankruptcy. The other reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division.

     In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
parties have owned and operated this site since the construction of the refinery in 1946. On July 5, 1996, the State of Indiana sued the Company and others to recover approximately $1.8 million in remediation costs incurred from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding.

     In another environmental matter, the Company is among a number of defendants in a suit pending in the 14th District Court in Calcasieu Parish, Louisiana, by the H. C. Drew Estate for remediation of alleged saltwater damage and pit cleanup at a drilling location near Lake Charles, Louisiana, in which the plaintiff asserts that the Company has a 25% working interest ownership in a leasehold interest relating to the location. Reunion Energy ("Reunion") was the operator for the drilling operations at the site and primarily responsible for the cleanup of the site under the terms of the Company's operating agreement with Reunion. The Company, however, may be responsible under the operating agreement for its pro rata share of certain cleanup costs. The amount of the plaintiff's claim is presently not known although a plaintiff's expert has estimated an environmental cleanup cost of $3.0 million based on the process of removing and replacing the soil at the site. Reunion believes that the plaintiff's proposed cleanup is neither required under the operating agreement or by law. Reunion has proposed to follow the environmental remediation requirements under the regulations of the State of Louisiana which would require surface remediation through the treatment of salt water contamination at a cost that would be expected to be substantially less than the amount under the plaintiff's proposal. Reunion's proposal has been referred to the Office of the Conservation of the Louisiana Department of Natural Resources for a determination. Presently, the Company is investigating this matter. However, based on information currently known to the Company, the Company does not expect that the resolution of this matter will have a material adverse effect on its financial condition.

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

     As in the case of the fuel oil refinery site in Louisiana, the Company intends to similarly pursue in Bankruptcy Court its position that the other claim by the State of Louisiana, and the State of Indiana, and AGB claims against the Company are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling.

     The Company's policy is to accrue environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company does not currently believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position. However, in light of the foregoing matters, in 1995 the Company accrued $1.5 million for defense and related costs of such matters. Because the foregoing matters primarily relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital. As of December 31, 1996, the Company has a remaining accrual of $538 thousand for its continuing defense against such claims. This accrual will be reviewed periodically and adjusted, if necessary, to reflect any additional charges that the Company believes will be probable.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The Economic Recovery Tax Act of 1981, as supplemented by the Tax Equity and Fiscal Responsibility Act of 1982, provided for transactions that were structured in the form of a lease for tax purposes but, in substance, were solely the sale and purchase of tax benefits such as investment tax credits and deductions under the Accelerated Cost Recovery System. The sales agreements place restrictions on the disposal of assets and, in certain situations, require the Company to indemnify the tax lessor against loss of these tax benefits unless the purchaser of the assets assumes the obligations. In respect to the disposition of assets during 1994, the purchasers agreed to assume the Company's obligations with respect to substantially all of the tax lease agreements in effect. However, the Company is required to maintain its current letters of credit to support the tax lease agreements assumed by the purchasers, and is subject to reimbursement from the purchasers of the assets for draws against the letters of credit. As of December 31, 1996, approximately $519 thousand of standby letters of credit are remaining and primarily support the obligations with respect to the tax benefits sold. These letters of credit have quarterly fees of 3/4 of 1% per annum of the amount of the letters of credit from time to time outstanding. The Company's contingent obligations with respect to the letters of credit pursuant to the Company's Credit Agreement are secured by a collateral account maintained at the issuing bank with approximately $156 thousand in marketable securities. The balance of outstanding standby letters of credit decreases $206 thousand in 1997, $127 thousand in 1998, $92 thousand in 1999, $69 thousand in 2000 and $25 thousand on January 1, 2001.

     In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million Notes. Such letter of credit expires on November 21, 2000.

     On November 10, 1994, the Company entered into various employment agreements with its key officers and employees. These agreements expire on December 31, 1999, and provide for a cash payment to the officer equal to a multiple of one to three times the most recent base salary and extension of certain employee benefits for a period of time in the event of termination of employment under certain circumstances and without cause. In addition, the employment agreements provided for certain cash bonus payment payable in equal semi-annual installments over a two year period and aggregating to 50% of the base salary if the officer is in the employ of the Company at that time.

     The future minimum rental payments for all non-cancelable operating leases as of December 31, 1996, are immaterial. Rental expense on operating leases was not significant in 1996 and 1995 and approximated $.8 million in 1994.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE L -- CRUDE OIL AND NATURAL GAS COST DATA AND RESULTS OF OPERATIONS

     The following tables set forth certain data with respect to crude oil and natural gas acquisition, exploration, development and production activities.

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                1996      1995       1994
                                                                ----      ----       ----
                                                                      (IN THOUSANDS)
Acquisition of properties:
  Unproved..................................................    $ --      $158      $ 1,203
  Proved....................................................      --        --           --
Exploration costs...........................................     148       866          900
Development costs...........................................     454       110       11,203

                                                                  DECEMBER 31
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Aggregate capitalized costs (including work in progress):
  Crude oil and natural gas properties......................    $2,047    $1,944
  Undeveloped leases and mineral interests..................        --        --
  Less accumulated depreciation and depletion...............      (332)       (6)
                                                                ------    ------
  Costs relating to crude oil and natural gas activities,
     net....................................................    $1,715    $1,938
                                                                ======    ======

     The following are the results of operations from exploration and production activities excluding the gain on the sale of the assets in the fourth quarter of 1994:

                                                                YEAR ENDED DECEMBER 31
                                                                -----------------------
                                                                1996    1995     1994
                                                                ----    ----     ----
                                                                    (IN THOUSANDS)
Revenues:
  Sales to unaffiliated customers...........................    $690    $ 57    $28,819
  Other income..............................................     158     376        506
                                                                ----    ----    -------
     Total revenues.........................................     848     433     29,325
Production costs (lease operating expense and taxes)........      80      17     11,756
Exploration costs...........................................     356      50      2,351
Depreciation, depletion and impairment......................     326       6     10,612
                                                                ----    ----    -------
     Total costs............................................     762      73     24,719
                                                                ----    ----    -------
Results of operations before income tax.....................      86     360      4,606
Income tax(1)...............................................      29     122      1,566
                                                                ----    ----    -------
Results of operations.......................................    $ 57    $238    $ 3,040
                                                                ====    ====    =======

-------------------------
(1) Results of operations from exploration and production activities reflect income taxes for comparative purposes. However, taxable income from operations is offset by the utilization of the Company's net operating loss carryforward.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                                    QUARTER ENDED
                                           ---------------------------------------------------------------
                                           MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31     TOTAL
                                           --------    -------     ------------    -----------     -----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Revenues...............................    $  4,506    $  4,071      $  4,213       $  4,416      $ 17,206
                                           ========    ========      ========       ========      ========
Gross profit...........................    $  3,194    $  2,862      $  2,949       $  2,854      $ 11,859
                                           ========    ========      ========       ========      ========
Net income.............................    $    743    $    539      $    626       $    565      $  2,473
                                           ========    ========      ========       ========      ========
Net income per common and common stock
  equivalent share.....................    $    .27    $    .20      $    .23       $    .21      $    .91
                                           ========    ========      ========       ========      ========

                                                                    QUARTER ENDED
                                           ---------------------------------------------------------------
                                           MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31     TOTAL
                                           --------    -------     ------------    -----------     -----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995
Revenues...............................    $  2,191    $  1,306      $  3,909       $  4,112      $ 11,518
                                           ========    ========      ========       ========      ========
Gross profit...........................    $     --    $    302      $  2,580       $  2,776      $  5,658
                                           ========    ========      ========       ========      ========
Net income (loss)......................    $    528    $   (139)     $    590       $    425      $  1,404
                                           ========    ========      ========       ========      ========
Net income (loss) per common and common
  stock equivalent share...............    $    .20    $   (.05)     $    .22       $    .16      $    .52
                                           ========    ========      ========       ========      ========

NOTE N -- COMMODITY SWAP CONTRACTS

     Prior to the disposition of crude oil and natural gas properties in 1994, the Company entered into commodity swap contracts with financial institutions for the purpose of hedging against the volatility in the prices that it received for a portion of its crude oil and natural gas production. Under such commodity swap contracts, the Company was either entitled to receive or required to pay, on a quarterly basis, an amount of cash equal to the difference between the fixed price in such contracts and a reference price of a barrel of crude oil or an MMbtu of natural gas as quoted or referenced in an agreed established market multiplied by the volume hedged for each contract. These contracts were derivative financial instruments negotiated with the individual financial institution and did not require deliveries of the commodity hedged.

     During the fourth quarter of 1994 and as a result of the disposition of substantially all of the Company's crude oil and natural gas properties, the Company agreed to cancel all of its commodity swap contracts in consideration for a net amount of approximately $.7 million. The gain from the termination of such contracts was allocated over the original periods of such contracts and recognized for the period ended December 31, 1994, as revenues from crude oil and natural gas of approximately $.3 million for the allocations to volumes hedged and sold from the termination date through the consummation of the disposition transaction on December 30, 1994, and as miscellaneous income of approximately $.4 million for the allocation to the remaining hedged volumes.

     Unless otherwise noted, all transactions identified in the financial statements as hedging transactions are identified and accounted for as hedging transactions for income tax purposes pursuant to Treasury Regulations Section 1.1221-2T(c).

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE O -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company consistently invests its idle funds in short term debt securities through major banks. At December 31, 1996, the outstanding balance of these securities included approximately $10.5 million classified as cash equivalents and $54.0 million classified as marketable securities, $156 thousand of which are restricted funds, in the accompanying financial statements. Such investments consist of short term corporate and government obligations that are for terms of less than one year.

     The Company's operating revenues are primarily generated from providing firm gas storage capacity to twelve customers under 15-year contracts expiring in 2005. These customers consist of eight local natural gas distribution companies, two major natural gas producers and two natural gas marketers. The concentration of credit risk in a relatively small number of customers in the natural gas industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company monitors its outstanding receivables to ascertain the timely collection of payment from its customers.

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

NOTE Q -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1996 and 1995.

                                                                   1996                   1995
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------     -----     --------     -----
                                                                          (IN THOUSANDS)
Cash and cash equivalents...............................    $11,576     $11,576    $10,812     $10,812
Current marketable securities...........................     50,885      50,885     54,447      54,447
Non-current marketable securities.......................      2,999       2,999         --          --
Restricted cash and marketable securities...............      1,963       1,963      1,476       1,476
Long-term obligations, including current maturities.....     36,613      36,995     36,654      36,654
Deferred revenue from sale of future contract
  receivables...........................................     17,861      17,897     22,160      22,160

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

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

     Current and Long-Term Obligations: The fair value of the Company's secured guaranteed notes, note to bank and others is estimated using the discounted cash flow method based on the Company's borrowing rates for similar types of financing arrangements.

     Deferred Revenue from Sale of Future Contract Receivables: The carrying amount of the Company's deferred revenue from sale of future contract receivables reflects the net proceeds from the Hattiesburg Sold Receivables. The fair value of the Hattiesburg Sold Receivables is estimated using the discounted cash flow method based on the discount rate for similar types of arrangements.

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

NOTE R -- SEGMENT INFORMATION AND OTHER

     The Company's operations were primarily concentrated in the natural gas storage segment after the acquisition of FRGC in June 1995 and the crude oil and natural gas exploration and production segment prior to the substantial disposition of the related assets during the fourth quarter of 1994. Operating profit for each segment includes total revenues (inclusive of gain on sale of property, plant and equipment of $12.5 million in 1994) less operating expenses and excludes general and administrative expenses, investment income, amortization of discount on sale of future contracts receivables, interest and debt expense and income taxes.

     The following table presents information relating to the Company's business segments included in its Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994:

                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Segment Revenues:
  Crude oil and natural gas exploration and production......    $   848    $   433    $41,849
  Natural gas storage.......................................     12,568      6,317         --
  Investment income and other...............................      3,790      4,768      1,674
                                                                -------    -------    -------
       Total................................................    $17,206    $11,518    $43,523
                                                                =======    =======    =======
Segment Operating Profit:
  Crude oil and natural gas exploration and production......    $    86    $   360    $17,130
  Natural gas storage.......................................      8,490      4,123         --
                                                                -------    -------    -------
       Operating profit.....................................      8,576      4,483     17,130
Corporate and general and administrative expense, net of
  investment income and other revenues......................        266        276     (7,091)
Amortization of discount on sale of future contract
  receivables...............................................     (1,520)      (141)        --
Interest and debt expense...................................     (3,259)    (2,252)    (2,773)
                                                                -------    -------    -------
                                                                $ 4,063    $ 2,366    $ 7,266
                                                                =======    =======    =======

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The identifiable assets of the Company, by segment, at December 31, 1996 and 1995 are as follows:

                                                                  1996        1995
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Crude oil and natural gas exploration and production........    $  2,381    $  2,522
Natural gas storage.........................................      97,968     102,264
Corporate and other.........................................      69,244      68,659
                                                                --------    --------
     Total..................................................    $169,593    $173,445
                                                                ========    ========

     Depreciation and amortization expense and capital expenditure information for each segment is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Depreciation and Amortization Expense:
  Crude oil and natural gas exploration and production......    $  326    $    6    $10,612
  Natural gas storage.......................................     2,759     1,495         --
  Corporate and other.......................................       196       268      3,608
                                                                ------    ------    -------
     Total..................................................    $3,281    $1,769    $14,220
                                                                ======    ======    =======

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                1996     1995       1994
                                                                ----     ----       ----
                                                                      (IN THOUSANDS)
Capital Expenditures:
  Crude oil and natural gas exploration and production......    $602    $ 1,499    $14,111
  Natural gas storage.......................................     176     78,509         --
  Corporate and other.......................................     108        133        456
                                                                ----    -------    -------
     Total..................................................    $886    $80,141    $14,567
                                                                ====    =======    =======

     During 1996 and 1995, the Company's operating revenues were primarily generated from the operation of the gas storage facility and specifically from the 15-year contracts, which expire in 2005, providing for firm capacity to twelve customers. The Company had a customer which accounted for $2.1 million (12%) and $1.2 million (10%) of total revenue in 1996 and 1995, respectively, and another customer which accounted for $1.9 million (11%) of total revenue in 1996. In respect to the crude oil and natural gas production activities, the Company had one purchaser of natural gas production which accounted for $10.6 million (24%) of total revenue in 1994 and one purchaser of crude oil production which accounted for approximately $10.5 million (24%) of total revenues in 1994. There are no other customers to whom sales represent more than 10% of total revenues.

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

RESERVE INFORMATION

     The following tables present certain information regarding the Company's proved reserves, all of which are located in the United States. An independent review of the reserves was not obtained at December 31, 1996, 1995 and 1994. At December 31, 1996 and 1995, the reserves were derived from the Company's participation in the drilling activities under a prospect development program. At December 31, 1994, the reserves related to the Company's interest in one South Texas field and its interest, through a subsidiary, in its four partnerships. All of such reserves have been sold during the first quarter of 1995. The proved crude oil and natural gas reserves were estimated in all periods generally utilizing prices and costs then in effect. Actual future net cash flows will be affected by actual production, supply and demand for crude oil and natural gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. As required, the prices used in preparing the following tables are those in effect at the respective year ends presented, which may vary from prices subsequently received due to seasonal fluctuations or changes in the industry except to extent prices are fixed and determinable from existing contracts or hedging arrangements. The timing of future cash flows from proved reserves, and thus their present value, is affected by the timing of the incurrence of expenses in connection with their development. In estimating future net cash flows and their present values, estimates were made about the Company's development drilling activities.

     Net Proved Crude Oil and Natural Gas Reserves. The proved developed and undeveloped crude oil and natural gas reserves, all of which are located in the United States, are summarized below:

                                                                       DECEMBER 31
                                 ---------------------------------------------------------------------------------------
                                           1996                          1995                           1994
                                 ------------------------      ------------------------      ---------------------------
                                    OIL            GAS            OIL            GAS            OIL              GAS
                                    ---            ---            ---            ---            ---              ---
                                 (BARRELS)        (MCF)        (BARRELS)        (MCF)        (BARRELS)          (MCF)
Proved developed and
  undeveloped reserves:
  Beginning of period......       119,943       1,057,483        18,947         799,073       6,098,536       73,162,203
  Revisions of previous
     estimates.............       (85,009)       (510,544)           --              --          44,346          247,655
  Improved recovery
     (secondary)...........            --              --            --              --              --               --
  Purchases of minerals in
     place.................            --              --            --              --              --               --
  Extensions, discoveries,
     and other additions...         3,247         241,075       122,084       1,065,075              --               --
  Production...............       (12,126)       (154,695)       (2,141)         (7,592)       (968,524)      (7,349,131)
  Sales of minerals in
     place.................            --              --       (18,947)       (799,073)     (5,155,411)     (65,261,654)
                                  -------       ---------       -------       ---------      ----------      -----------
  End of period............        26,055         633,319       119,943       1,057,483          18,947          799,073
                                  =======       =========       =======       =========      ==========      ===========
Proved developed reserves:
  Beginning of period......        77,292         632,570        18,947         799,073       4,857,749       51,904,640
                                  =======       =========       =======       =========      ==========      ===========
  End of period............        22,808         392,244        77,292         632,570          18,947          799,073
                                  =======       =========       =======       =========      ==========      ===========

     Estimated Standardized Measure of Discounted Future Net Cash Flows The estimated standardized measure of discounted future net cash flows and changes therein relating to proved crude oil and natural gas reserves are summarized below:

                                                                       DECEMBER 31
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Future cash inflows.........................................    $3,206    $5,386    $1,298
Future production costs.....................................      (186)     (552)     (663)
Future development costs....................................       (82)     (131)       --
                                                                ------    ------    ------
Future net cash flow, before income tax expense(1)(2).......     2,938     4,703       635
Annual discount of estimated future net cash flow(3)........      (358)     (908)     (241)
                                                                ------    ------    ------
Present value of future net cash flow before income
  taxes(4)..................................................     2,580     3,795       394
Future income tax expense discounted at 10%(5)..............        --        --        --
                                                                ------    ------    ------
Standardized measure of discounted future net cash
  flow(3)...................................................    $2,580    $3,795    $  394
                                                                ======    ======    ======
Costs relating to crude oil and natural gas activities,
  net(6)....................................................    $1,715    $1,938    $1,892
                                                                ======    ======    ======

-------------------------
(1) In computing future net cash flow, crude oil and natural gas prices were based on year-end prices and consider increases or decreases to the extent they are fixed and determinable from existing contracts. No deductions have been made for general corporate overhead or any other indirect costs.

(2) Includes future net cash flow attributable to proved developed non-producing properties of $1.3 million and $11 thousand in 1995 and 1994, respectively. The future development costs are not significant in 1995 and 1994. In 1996, the proved developed reserves do not include non-producing properties.

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

(4) Includes the present value of future net cash flow before income taxes attributable to proved developed non-producing properties of $1.1 million and $7 thousand in 1995 and 1994, respectively. In 1996, the proved developed reserves do not include non-producing properties.

(5) The future income tax expense varies primarily from the amount computed by applying statutory rates because of the benefits derived from the utilization of net operating loss carryforwards and other tax benefits available for tax purposes. Undiscounted future income taxes were none in 1996, 1995 and 1994.

(6) At December 31, 1996, includes approximately $638 thousand relating to investment in two South Louisiana fields and approximately $1.1 million relating to work in progress in an exploration venture with two partners, for which, at current, no future revenues are estimated until completion of each exploratory well.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                         DECEMBER 31
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Balance at beginning of year................................    $ 3,795    $  394    $ 96,265
Sales and transfers of crude oil and natural gas produced,
  net of production costs...................................       (610)      (40)    (17,063)
Revisions for net change in price and production costs......        599        --        (407)
Revisions of previous quantity estimates....................     (2,179)       --         450
Estimated future development costs and other................       (143)       --     (10,416)
Sales of minerals in place..................................         --      (394)    (78,061)
Extensions, discoveries and improved recovery, less related
  costs.....................................................        739     3,835          --
Purchases of minerals in place..............................         --        --          --
Net change in income taxes, net of discount.................         --        --          --
Accretion of discount.......................................        379        --       9,626
                                                                -------    ------    --------
Balance at end of year......................................    $ 2,580    $3,795    $    394
                                                                =======    ======    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               PAGE
                                                                               ----
(a)    1.      Financial Statements
               Crystal Oil Company and Subsidiaries:
                    Report of Independent Certified Public Accountants for       19
                    each year of the three years in the period ended
                    December 31, 1996......................................
                    Consolidated Balance Sheets as of December 31, 1996 and      20
                    1995...................................................
                    Consolidated Statements of Operations for each of the        21
                    three years in the period ended December 31, 1996......
                    Consolidated Statements of Stockholders' Equity for          22
                    each of the three years in the period ended December
                    31, 1996...............................................
                    Consolidated Statements of Cash Flows for each of the        23
                    three years in the period ended December 31, 1996......
                    Notes to Consolidated Financial Statements for each of       24
                    the three years in the period ended December 31,
                    1996...................................................
                    Supplemental Information (Unaudited)...................      46
       2.      Financial Statement Schedules for each of the three years in the period ended December 31, 1996
               Schedule II -- Valuation and qualifying accounts and              52
               reserves....................................................
               (All other schedules are omitted as the required information is inappropriate or presented in the Consolidated Financial
               Statements or related footnotes.)
       3.      Exhibits
       2.1     Purchase and Sale Agreement dated November 6, 1994, between
               Crystal Oil Company as Seller and Apache Corporation as
               Buyer (Reference is made to Report of Form 10-Q filed by the
               Company for the period ended September 30, 1994).
       3.1     Amended and Restated Articles of Incorporation of the
               Company, as amended. (Reference is made to Report on Form
               10-K filed by the Company for the period ended December 31,
               1993).
       3.2     By-laws of the Company, as amended through January 29, 1988
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1987).
       4.1     Credit Agreement dated March 31, 1995, (the "Credit
               Agreement"), between the Company and Bankers Trust Company,
               Morgan Guaranty Trust Company of New York and Texas Commerce
               Bank, National Association (Reference is made to Report on
               Form 10-Q filed by the Company for the period ended March
               31, 1995).
       4.2     Trust Agreement dated November 21, 1995, between Hattiesburg
               Gas Storage Company as Seller, Hattiesburg Industrial Gas
               Sales Company as Seller and Servicer and Wilmington Trust
               Company as Owner Trustee (Reference is made to Report on
               Form 10-K filed by the Company for the period ended December
               31, 1995).
       4.3     Indenture dated November 21, 1995, between Hattiesburg Gas
               Storage Company and Chemical Bank as Indenture Trustee
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1995).
       4.4     Article IV of the Amended and Restated Articles of
               Incorporation of the Company (Reference is made to Exhibit
               3.1 contained herein).

       4.5     Amended and Restated Warrant Agreement dated as of January
               1, 1987, between the Registrant and RepublicBank Dallas,
               National Association relating to the $.075 Warrants
               (Reference is made to Exhibit 2(c) to the Report on Form 8 filed by the Company on April 6, 1987).
       4.6     Amended and Restated Warrant Agreement dated as of January
               1, 1987, between the Registrant and RepublicBank Dallas,
               National Association relating to the $.10 Warrants
               (Reference is made to Exhibit 2(d) to the Report on Form 8 filed by the Company on April 6, 1987).
       4.7     Amended and Restated Warrant Agreement dated as of January
               1, 1987, between the Registrant and RepublicBank Dallas,
               National Association relating to the $.125 Warrants
               (Reference is made to Exhibit 2(e) to the Report on Form 8 filed by the Company on April 6, 1987).
       4.8     Amended and Restated Warrant Agreement dated as of January
               1, 1987, between the Registrant and RepublicBank Dallas,
               National Association relating to the $.15 Warrants
               (Reference is made to Exhibit 2(f) to the Report on Form 8 filed by the Company on April 6, 1987).
       4.9     Amended and Restated Warrant Agreement dated as of January
               1, 1987, between the Registrant and RepublicBank Dallas,
               National Association relating to the $.25 Warrants
               (Reference is made to Exhibit 2(g) to the Report on Form 8 filed by the Company on April 6, 1987).
       10.1    Stock Purchase Agreement dated May 2, 1995, between the
               Company as Purchaser and First Reserve Energy Assets Fund,
               Limited Partnership and First Reserves Fund V, Limited
               Partnership as Sellers. (Reference is made to Report of Form
               10-Q filed by the Company for the period ended March 31,
               1995).
       10.2    Sale and Servicing Agreement dated November 21, 1995,
               between Hattiesburg Gas Storage Company as Seller,
               Hattiesburg Industrial Gas Sales Company as Seller and
               Servicer and Wilmington Trust Company as Owner Trustee
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1995).
       10.3    First Amendment to the Sales and Servicing Agreement dated as of January 31, 1996, between Hattiesburg Gas Storage
               Company as Seller, Hattiesburg Industrial Gas Sales Company
               as Seller and Servicer and Wilmington Trust Company as Owner
               Trustee (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1995).
       10.4    Form of Indemnity Agreement between the Company and each of its directors and executive officers (Reference is made to
               Report on Form 10-K filed by the Company for the period
               ended December 31, 1989).
(a)    10.5    Employment Agreement dated August 22, 1989, as amended
               between the Company and J. N. Averett, Jr. (Reference is
               made to Report on Form 10-K filed by the Company for the
               period ended December 31, 1989).
(a)    10.6    Crystal Oil Company Employee Stock Option Plan and Form of
               Option Agreement dated March 23, 1992, as amended through
               May 27, 1993, between the Company and its executives.
               (Reference is made to Report of Form 10-K filed by the
               Company for the period ended December 31, 1993).
(a)    10.7    Crystal Oil Company Employee Stock Ownership Plan dated
               January 1, 1993, between the Company and its employees
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1992).
(a)    10.8    First Amendment to the Crystal Oil Company Employee Stock
               Ownership Plan dated July 21, 1993. (Reference is made to
               Report on Form 10-K filed by the Company for the period ended December 31, 1993).

(a)    10.9    Form of Executive Compensation and Severance Agreement dated
               November 10, 1994, between the Company and the Executives.
               (Reference is made to Report on Form 10-Q filed by the
               Company for the period ended September 30, 1994).
      *11      Computation of Earnings Per Common Share.
       22      Subsidiaries of the Company (Reference is made to Report on
               Form 10-K filed by the Company for the period ended December
               31, 1995).
      *23      Consent of Independent Auditors dated March 10, 1997.
       27      Financial Data Schedule.

(b) Reports on Form 8-K

     None
-------------------------
(a) Management Incentive Compensation Plans
 *  Filed herein

                                                                     SCHEDULE II

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                    BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                                    BEGINNING     COSTS AND        OTHER                          END OF
ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS RECEIVABLE    OF PERIOD      EXPENSES     ACCOUNTS(B)    DEDUCTIONS(A)      PERIOD
------------------------------------------------    ----------    ----------    -----------    -------------    ----------
                                                                                (IN THOUSANDS)
Year ended December 31,
  1996..........................................       $279          $ 36          $  --           $271            $ 44
                                                       ====          ====          =====           ====            ====
  1995..........................................       $231          $ 48          $  --           $ --            $279
                                                       ====          ====          =====           ====            ====
  1994..........................................       $ 76          $109          $  54           $  8            $231
                                                       ====          ====          =====           ====            ====

IMPAIRMENT ALLOWANCE ON UNDEVELOPED LEASES
------------------------------------------
Year ended December 31,
  1996....................................             $ --          $ --          $  --           $ --            $ --
                                                       ====          ====          =====           ====            ====
  1995....................................             $307          $ 20          $  --           $327            $ --
                                                       ====          ====          =====           ====            ====
  1994....................................             $406          $795          $(227)          $667            $307
                                                       ====          ====          =====           ====            ====

-------------------------
(A) Includes uncollectible trade accounts receivable and expired leases charged-off during the year against the allowance.

(B) Includes reduction to impairment for leases sold during 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 1997.

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

                                            ------------------------------------
                                                        J. A. Ballew
                                             Senior Vice President, Treasurer,
                                                and Chief Financial Officer

                                          By:       /s/ PAUL E. HOLMES

                                            ------------------------------------
                                                       Paul E. Holmes
                                                 Vice President/Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       SIGNATURE                          CAPACITY       DATE
                       ---------                          --------       ----

                 /s/ J. N. AVERETT, JR.                   Director  March 13, 1997
--------------------------------------------------------
                   J. N. Averett, Jr.

                /s/ GEORGE P. GIARD, JR.                  Director  March 13, 1997
--------------------------------------------------------
                  George P. Giard, Jr.

                 /s/ GARY S. GLADSTEIN                    Director  March 13, 1997
--------------------------------------------------------
                   Gary S. Gladstein

                    /s/ ROBERT HODES                      Director  March 13, 1997
--------------------------------------------------------
                      Robert Hodes

                 /s/ DONALD G. HOUSLEY                    Director  March 13, 1997
--------------------------------------------------------
                   Donald G. Housley

                  /s/ LIEF ROSENBLATT                     Director  March 13, 1997
--------------------------------------------------------
                    Lief Rosenblatt