Form 10-Q
period 1997-03-31
CRYSTAL OIL CO
filed 1997-05-12
CIK 745907

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  Form 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   -----------------

Commission file number 1-8715


                             CRYSTAL OIL COMPANY
        --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Louisiana                                    72-0163810
--------------------------------                 -----------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                   Identification No.)


  229 Milam Street, Shreveport, Louisiana                   71101
---------------------------------------------        -----------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                    -------------------

                                    NONE
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                           No
        -----                            ----

Common Stock outstanding on May 6, 1997          2,665,622
                                           -----------------------

                             CRYSTAL OIL COMPANY

                                    INDEX


                                                                 Page No.
                                                                 --------

                                   Part I


Item 1.  Financial Statements

 Consolidated Condensed Balance Sheets -
   March 31, 1997 (Unaudited) and December 31, 1996                  3

 Consolidated Condensed Statements of Operations -
   Three Months Ended March 31, 1997 and 1996 (Unaudited)            4

 Consolidated Statement of Stockholders' Equity -
   Three Months Ended March 31, 1997 and 1996 (Unaudited)            5

 Consolidated Condensed Statements of Cash Flows -
   Three Months Ended March 31, 1997 and 1996 (Unaudited)            6

 Notes to Consolidated Condensed Financial Statements
   (Unaudited)                                                       8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11


                                   Part II


Item 1.  Legal Proceedings                                          16

Item 6.  Exhibits and Reports on Form 8-K                           18

Signatures                                                          19

                             CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              ($ in Thousands)


                                                      March 31           December 31
                 ASSETS                                 1997                1996
                                                      ---------          -----------
                                                     (Unaudited)             (1)
CURRENT ASSETS
  Cash and cash equivalents                          $    7,652           $   11,576
  Marketable securities                                  51,740               50,885
  Accounts receivable - net                               1,365                1,042
  Prepaid expenses and other current assets                 132                  102
                                                     ----------           ----------
     TOTAL CURRENT ASSETS                                60,889               63,605

MARKETABLE SECURITIES                                     6,458                2,999

PROPERTY, PLANT AND EQUIPMENT - net                      92,174               92,965

OTHER ASSETS
  Deferred tax assets                                     5,977                6,422
  Restricted cash and marketable securities               1,913                1,963
  Others                                                  1,544                1,639
                                                     ----------           ----------
                                                          9,434               10,024
                                                     ----------           ----------

     TOTAL ASSETS                                    $  168,955           $  169,593
                                                     ==========           ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations           $      162           $      271
  Accounts payable                                        1,278                  796
  Other accrued expenses                                    103                  510
                                                     ----------           ----------
     TOTAL CURRENT LIABILITIES                            1,543                1,577

LONG-TERM OBLIGATIONS                                    36,588               36,879

DEFERRED REVENUE FROM SALE OF
   FUTURE CONTRACT RECEIVABLES                           16,734               17,861


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                    148                  148
  Common stock                                               27                   27
  Additional paid-in capital                             97,156               97,156
  Retained earnings                                      16,759               15,945
                                                     ----------           ----------
     TOTAL STOCKHOLDERS' EQUITY                         114,090              113,276
                                                     ----------           ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                          $  168,955           $  169,593
                                                     ==========           ==========


(1) The balance sheet at December 31, 1996, has been taken from the audited financial statements at that date, and condensed.

     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             ($ in Thousands Except Shares and Per Share Amounts)
                                 (Unaudited)



                                                         Three Months Ended
                                                              March 31
                                                   ----------------------------
                                                       1997              1996
                                                   -----------      -----------
NET REVENUES
  Gas storage fees                                 $     3,329     $      3,418
  Crude oil and natural gas                                241              159
  Interest and investment income                           877              880
  Other income                                              17               49
                                                   -----------     ------------
                                                         4,464            4,506

COST AND EXPENSES
  Operating expense and taxes                              464              489
  General and administrative expense                       689              821
  Interest and debt expense                                806              822
  Amortization of discount on sale of
    future contract receivables                            329              410
  Depreciation, depletion and amortization                 873              761
                                                   -----------     ------------
                                                         3,161            3,303
                                                   -----------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                 1,303            1,203

PROVISION FOR INCOME TAXES                                 489              460
                                                   -----------     ------------

NET INCOME                                         $       814     $        743
                                                   ===========     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 2,665,622        2,654,375
                                                   ===========     ============


NET INCOME PER COMMON SHARE                        $       .31     $       .28
                                                   ===========     ============









     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               ($ IN THOUSANDS)
                                 (UNAUDITED)


                                                         Three Months Ended
                                                              March 31
                                                       -----------------------
                                                          1997           1996
                                                       ---------    ----------
SENIOR PREFERRED STOCK
  Balance at beginning and end of period               $     148    $      148
                                                       ---------    ----------
COMMON STOCK
  Balance at beginning and end of period                      27            27
                                                       ---------    ----------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                          97,156        96,902
    Issuance of Common Stock                                   -            44
                                                       ---------    ----------

  Balance at end of period                                97,156        96,946
                                                       ---------    ----------

RETAINED EARNINGS
  Balance at beginning of period                          15,945        13,472
     Net income                                              814           743
                                                       ---------    ----------

  Balance at end of period                                16,759        14,215
                                                       ---------    ----------
TOTAL STOCKHOLDERS' EQUITY                             $ 114,090    $  111,336
                                                       =========    ==========



     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in Thousands)
                                 (Unaudited)


                                                                     Three Months Ended
                                                                          March 31
                                                                -----------------------------
                                                                   1997                1996
                                                                ---------           ---------
Cash flows from operating activities:
  Net income                                                    $     814           $     743
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Amortization of deferred financing cost                           65                  63
     Depreciation, depletion and amortization                         873                 761
     Deferred income taxes                                            445                 401
     Net gain on sale of property, plant and equipment                  -                 (35)
     Net change in accrued interest income                            416                (703)
     Decrease (increase) in accounts receivable                      (323)                 13
     Increase in prepaid expense and other
       current assets                                                 (30)                (15)
     Increase (decrease) in accounts payable and
       accrued expenses                                                75                (633)
                                                                ---------           ---------

     Net cash provided by operating activities                      2,335                 595
                                                                ---------           ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                   -                  46
  Capital expenditures                                                (52)               (143)
  Purchases of marketable securities                              (42,618)            (20,308)
  Maturity of marketable securities                                37,888              11,584
  Reduction of restricted funds                                        50                   -
                                                                ---------           ---------

     Net cash used in investing activities                         (4,732)             (8,821)
                                                                ---------           ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                -                  44
  Reduction of long-term obligations                                 (400)                (74)
  Reduction of deferred revenue from sale of
     future contract receivables                                   (1,127)             (1,045)
  Payment of costs for financing and sale
     of future contract receivables                                     -                 (89)
                                                                ---------           ---------

     Net cash used in financing activities                         (1,527)             (1,164)
                                                                ---------           ---------

Net decrease in cash and cash equivalents                          (3,924)             (9,390)

Cash and cash equivalents at beginning of period                   11,576              10,812
                                                                ---------           ---------
Cash and cash equivalents at end of period                      $   7,652           $   1,422
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

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Continued)
                               ($ in Thousands)
                                 (Unaudited)



Supplemental disclosures of cash flow information:


                                                              Three Months Ended
                                                                  March 31
                                                          -------------------------
                                                            1997             1996
                                                          --------         --------
Cash paid during the period for:

  Interest, net of amounts capitalized                    $   741          $   866
                                                          =======          =======
  Amortization of discount on sale of
    future contract receivables                           $   329          $   410
                                                          =======          =======

  Income taxes                                            $    37          $    25
                                                          =======          =======











     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

     The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of March 31, 1997, and the consolidated condensed statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

     There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

Note 2.  Commitments and Contingencies

     The Company currently has outstanding approximately $352 thousand in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions and $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $106 thousand in restricted marketable securities.

     In 1995, an agency of the State of Louisiana notified the Company that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. This property had been sold by the Company in 1935. The State of Louisiana is seeking $4.5 million from all potentially responsible parties. In April 1996, the Company filed a petition to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that this claim by the State of Louisiana is barred by the discharge in the Company's 1986 bankruptcy reorganization and can no longer be brought against the Company. This reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. The Company also referred to the Bankruptcy Court an environmental claim from another agency of the State of Louisiana concerning the environmental remediation in a 30 acre tract of land that the Company previously owned and on which a fuel oil refinery was operated from 1920 until 1940. In October 1996, the Bankruptcy Court entered an order barring the State of Louisiana from asserting claims against the Company concerning the fuel oil refinery site on the grounds that such claims had accrued prior to the Company's 1986 bankruptcy. This order was recently affirmed by the United States District Court for the Western District of Louisiana in an appeal by the State of Louisiana. On April 9, 1997, the State of Louisiana proceeded to appeal the District Court's decision to the United States Court of Appeals for the Fifth Circuit where the matter is currently pending.

     In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and engaged in operations of this site since the construction of the refinery in 1946.
In 1996, the State of Indiana brought an action against the Company and others to recover approximately $1.8 million in remediation costs that was alleged to have been incurred by it from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana on the basis that such claim is barred as a result of the Company's 1986 bankruptcy proceeding.

     In another environmental matter, the Company is among a number of defendants in a suit pending in the 14th District Court in Calcasieu Parish, Louisiana, by the H. C. Drew Estate for remediation of alleged saltwater damage and pit cleanup at a drilling location near Lake Charles, Louisiana, in which the plaintiff asserts that the Company has a 25% working interest ownership in a leasehold interest relating to the location. Reunion Energy ("Reunion") was the operator for the drilling operations at the site and primarily responsible for the cleanup of the site under the terms of the Company's operating agreement with Reunion. The Company, however, may be responsible under the operating agreement for its pro rata share of certain cleanup costs. The amount of the plaintiff's claim is presently not known. The plaintiff, however, has estimated an environmental cleanup cost of $3.0 million based on the process of removing and replacing the soil at the site. Reunion had advised the Company that it believes that the plaintiff's proposed cleanup is neither required under the operating agreement or by law. Reunion has proposed to follow the environmental remediation requirements under the regulations of the State of Louisiana that would require surface remediation through the treatment of salt water contamination at a cost that would be expected to be substantially less than the amount under the plaintiff's proposal. Reunion's proposal has been referred to the Office of Conservation of the Louisiana Department of Natural Resources for a determination. Presently, the Company is investigating this matter. However, based on information currently known to the Company, the Company does not expect that the resolution of this matter will have a material adverse effect on its financial condition.

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. In response, the Company referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding. In February 1997, the Company and plaintiff agreed to a stand down period through June 2, 1997, as extended, with respect to the proceedings in Bankruptcy Court pending the results of a mediation process between the parties. The Company does not believe that a recovery by Plaintiff of a material amount is likely.

     As in the case of the fuel oil refinery site in Louisiana, the Company intends to pursue in Bankruptcy Court its position that the other claim against the Company by the State of Louisiana and the claims of the State of Indiana are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling. In the litigation with AGB, the Company will continue the proceedings in Bankruptcy Court if the mediation process between the parties fails to provide satisfactory results.

Note 3.  Earnings Per Share

     Earnings per common share were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods presented. The Senior Preferred Stock, all classes of the Company's warrants and the stock options have been considered to be the equivalent of Common Stock for all periods presented; however, the Senior Preferred Stock and the stock options were not assumed converted in 1997 and 1996, because the dilution effect was less than 3%. No warrants were assumed converted during the periods presented because the effective exercise prices were greater than the average market price of the Common Stock.

Note 4.  Subsequent Event

     On May 7, 1997, the Company entered into an agreement to acquire various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "Louisiana Property Acquisition") for a total cash purchase price of $12 million. The acquisition has an effective date of March 1, 1997, and the purchase price is subject to adjustment for production and operating expenses from that date. In addition, the Louisiana Property Acquisition is subject to various conditions, including completion of title and environmental reviews. The Company currently anticipates a closing of the transaction by the end of May 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is provided to assist in a further understanding of the Company's financial condition as of March 31, 1997, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996, should be read in conjunction with this discussion.

     The Company currently owns and operates through a wholly-owned subsidiary, First Reserve Gas Company ("FRGC"), a natural gas storage facility located near Hattiesburg, Mississippi (the "Hattiesburg Facility") and holds various interests in crude oil and natural gas properties in Mississippi, Texas and Louisiana.

     On May 7, 1997, the Company entered into an agreement to acquire various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "Louisiana Property Acquisition") for a total cash purchase price of $12 million. The acquisition has an effective date of March 1, 1997, and the purchase price is subject to adjustment for production and operating expenses from that date. The properties, which are located in North Louisiana, had at March 1, 1997, estimated net proved reserves in excess of 28 billion cubic feet of natural gas and 38 thousand barrels of condensate. The Company currently contemplates drilling approximately 20 wells in the fields over the next three years, beginning later this year, to supplement the existing 16 producing wells. The Company does not currently contemplate any substantial increase in the number of its employees and will consolidate the acquired operations with its current exploration and production activities. The Louisiana Property Acquisition is subject to various conditions, including completion of title and environmental reviews. The Company currently anticipates a closing of the transaction by the end of May 1997.

     The Company is also continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. The Company is currently directing its efforts toward the acquisition of businesses and assets that would generate income for the Company on a current basis and would utilize the Company's existing tax benefits as well as present the opportunity for capital appreciation. Although the Company has and expects to continue to review acquisitions in the energy industry, the Company's acquisition strategy is not limited as to the type of business or industry.

     As of March 31, 1997, the Company's financial resources included $65.9 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. The Company currently anticipates funding the Louisiana Property Acquisition and the future capital expenditures relating to the acquisition through a combination of a forward sale of production and the establishment of various hedge positions. The Company may, however, utilize a portion of its existing cash for the acquisition.

     The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of FRGC in

1995 and the recourse of which is primarily limited to FRGC and the assets and operations of the Hattiesburg Facility. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

 General

     The Company recorded net income for the three months ended March 31, 1997, of $814 thousand, $.31 per share, compared to net income of $743 thousand, $.28 per share, for the comparative period in 1996. Income for the quarters ended March 31, 1997 and 1996, were primarily derived from natural gas storage activities, interest and investment income on the Company's available cash and to a lesser extent from sales of crude oil and natural gas production.

     The Company's natural gas storage activities for the three months ended March 31, 1997, provided revenues of $3.3 million and operating income of $2.3 million compared to revenues of $3.4 million and operating income of $2.4 million for the comparative period in 1996. Natural gas storage revenues derived from firm long-term contracts were $2.8 million in each of the three month periods ended March 31, 1997 and 1996. The remaining natural gas storage revenues of approximately $.5 million and $.6 million for the first quarter of 1997 and 1996, respectively, were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. The reduction in storage revenues during the first quarter of 1997 in comparison to the first quarter of 1996 reflected lower demand for winter storage due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services.

     During the three months ended March 31, 1997, the Company's operating income from natural gas storage activities reflected operational expenses of $303 thousand and depreciation and amortization of $690 thousand. The Company's natural gas storage activities for three months ended March 31, 1996, included operational expenses and depreciation and amortization of $358 thousand and $665 thousand, respectively.

     The Company's crude oil and natural gas exploration and production segment provided revenues of $241 thousand and operating income of $84 thousand for the three month period ended March 31, 1997, compared to revenues of $159 thousand and operating income of $84 thousand for the comparative period in 1996. Crude oil and natural gas revenues resulted from the Company's limited drilling activities in late 1995 and 1996. During the first quarter of 1997, the Company's operating income from crude oil and natural gas production activities reflected the effect of increased revenues from additional natural gas production and increased depletion expense. Revenues and income from the Company's crude oil and natural gas exploration and production segment are expected to substantially increase if the Louisiana Property Acquisition is consummated.

  Interest and Investment Income

     The Company's interest and investment income for the three month period ended March 31, 1997, was approximately $877 thousand and approximately $880 thousand for the comparative periods in 1996. The levels of interest and investment income reflected an average investment in debt securities of $62.6 million and $64.4 million for the three month periods ended March 31, 1997 and 1996, respectively. The average interest rate received by the Company was 5.6% and 5.5% for the three month periods ended March 31, 1997 and 1996, respectively. The Company's investments of its liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization increased in the three month period ended March 31, 1997, to $873 thousand from $761 thousand for the comparative period in 1996. The increase was primarily attributable to increases in the volumes of natural gas production and the depletion rate per net equivalent barrel of production. Depreciation, depletion and amortization will also increase in future periods if the Louisiana Property Acquisition is consummated.

  Interest and Debt Expense

     The Company's interest and debt expense was $806 thousand and $822 thousand for the three month periods ended March 31, 1997 and 1996, respectively, and related solely to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables

     For the three month periods ended March 31, 1997 and 1996, the Company recorded an expense of approximately $329 thousand and $410 thousand, respectively, for the amortization of discount on its prior sale of $22.5 million of future fixed contract receivables to be generated from firm gas storage services. This expense is expected to continue decreasing as the discount from the sale of future contract receivable is amortized through June 30, 2000, the date through which the receivables were sold, under the interest method.

  General and Administrative Expense

     The Company's general and administrative expense for the three month period ended March 31, 1997, was approximately $689 thousand compared to approximately $821 thousand for the comparative periods in 1996. The decrease in general and administrative expense primarily reflected the incurrence of severance compensation during the first quarter of 1996 for the termination of an employment contract with a former employee of the Company.

  Provision for Income Taxes

     The results for the three month periods ended March 31, 1997 and 1996, included a provision for income taxes of $489 thousand and $460 thousand, respectively. The Company's provision for income taxes for the three month periods ended March 31, 1997 and 1996, includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $445 thousand and $401 thousand, respectively, as a result of utilization of the Company's tax net-operating loss carryforwards and other tax benefits.

Liquidity and Capital Resources

     At March 31, 1997, the Company had cash and cash equivalents of approximately $7.7 million and marketable securities of approximately $58.2 million. The Company also had approximately $1.9 million in restricted cash and marketable securities securing the Company's contingent obligations with respect to outstanding letters of credit and the previously sold future accounts receivable. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

     The Company's working capital position decreased by approximately $2.7 million to approximately $59.3 million at March 31, 1997, from approximately $62.0 million at December 31, 1996, primarily as a result of the investment of $3.5 million in non-current marketable securities. The Company generated net cash flow from operating activities of approximately $2.3 million and $.6 million for the three month periods ended March 31, 1997 and 1996, respectively. This increase primarily reflected an increase in proceeds realized from the maturity of marketable securities during the first quarter of 1997 in comparison to the first quarter of 1996.

     At March 31, 1997, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At March 31, 1997, the Company also had approximately $16.7 million in deferred revenue from the sale of future contract receivables that is being recognized for accounting purposes over the period during which the receivables are to be generated. During the three month period ended March 31, 1997, the Company recognized approximately $2.8 million of revenue from the previously sold receivables. The Notes and obligations under the agreement pursuant to which the Company sold the future accounts receivable are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of March 31, 1997, restricted funds of approximately $1.8 million, consisting of distributions from the trust that acquired the receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

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

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding natural gas prices, demand and supply for natural gas, changes in the market for natural gas storage and transportation, the successful completion and financing of the Louisiana Property Acquisition and the ultimate recovery and realization of the estimated reserves to be acquired, the success of the Company's ability to market interruptible service at the Hattiesburg Facility, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                         PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

     In 1995, an agency of the State of Louisiana notified the Company that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. This property had been sold by the Company in 1935. The State of Louisiana is seeking $4.5 million from all potentially responsible parties. In April 1996, the Company filed a petition to reopen the Company's 1986 bankruptcy proceeding for the sole purpose of enforcing the previous confirmation order and other orders in the bankruptcy proceeding to establish that this claim by the State of Louisiana is barred by the discharge in the Company's 1986 bankruptcy reorganization and can no longer be brought against the Company. This reopened case is now pending in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. The Company also referred to the Bankruptcy Court an environmental claim from another agency of the State of Louisiana concerning the environmental remediation in a 30 acre tract of land that the Company previously owned and on which a fuel oil refinery was operated from 1920 until 1940. In October 1996, the Bankruptcy Court entered an order barring the State of Louisiana from asserting claims against the Company concerning the fuel oil refinery site on the grounds that such claims had accrued prior to the Company's 1986 bankruptcy. This order was recently affirmed by the United States District Court for the Western District of Louisiana in an appeal by the State of Louisiana. On April 9, 1997, the State of Louisiana proceeded to appeal the District Court's decision to the United States Court of Appeals for the Fifth Circuit where the matter is currently pending.

     In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and engaged in operations of this site since the construction of the refinery in 1946. In 1996, the State of Indiana brought an action against the Company and others to recover approximately $1.8 million in remediation costs that was alleged to have been incurred by it from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana on the basis that such claim is barred as a result of the Company's 1986 bankruptcy proceeding.

     In another environmental matter, the Company is among a number of defendants in a suit pending in the 14th District Court in Calcasieu Parish, Louisiana, by the H. C. Drew Estate for remediation of alleged saltwater damage and pit cleanup at a drilling location near Lake Charles, Louisiana, in which the plaintiff asserts that the Company has a 25% working interest ownership in a leasehold interest relating to the location. Reunion Energy ("Reunion") was the operator for the drilling operations at the site and primarily responsible for the cleanup of the site under the terms of the Company's operating agreement with Reunion. The Company, however, may be responsible under the operating agreement for its pro rata share of certain cleanup costs. The amount of the plaintiff's claim is presently not known. The plaintiff, however, has estimated an environmental cleanup cost of $3.0 million based on the process of removing and replacing the soil at the site. Reunion had advised the Company that it believes that the plaintiff's proposed cleanup is neither required under the operating agreement or by law. Reunion has proposed to follow the environmental remediation requirements under the regulations of the State of Louisiana that would require surface remediation through the treatment of salt water contamination at a cost that would be expected to be substantially less than the amount under the plaintiff's proposal. Reunion's proposal has been referred to the Office of Conservation of the Louisiana Department of Natural Resources for a determination. Presently, the Company is investigating this matter. However, based on information currently known to the Company, the Company does not expect that the resolution of this matter will have a material adverse effect on its financial condition.

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. In response, the Company referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding. In February 1997, the Company and plaintiff agreed to a stand down period through June 2, 1997, as extended, with respect to the proceedings in Bankruptcy Court pending the results of a mediation process between the parties. The Company does not believe that a recovery by Plaintiff of a material amount is likely.

     As in the case of the fuel oil refinery site in Louisiana, the Company intends to pursue in Bankruptcy Court its position that the other claim against the Company by the State of Louisiana and the claims of the State of Indiana are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling. In the litigation with AGB, the Company will continue the proceedings in Bankruptcy Court if the mediation process between the parties fails to provide satisfactory results.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *2 Asset Purchase Agreement Dated as of May 7, 1997, by and between Sawyer Energy, Inc. et. al. as Seller and Crystal Gas, L.L.C. as Buyer.

    *11    Computation of Earnings Per Common Share.

    *27    Financial Data Schedule

(b) Reports on Form 8-K

     None

------------------------
* Filed herein

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 1997.

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