Form 10-Q
period 1997-06-30
CRYSTAL OIL CO
filed 1997-08-11
CIK 745907

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  Form 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                             CRYSTAL OIL COMPANY
    ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Louisiana                                       72-0163810
------------------------------                   ---------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
----------------------------------------         ---------------------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
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

           Yes    X                           No
                 ---                            ----

Common Stock outstanding on August 8, 1997         2,665,622
                                          --------------------------------

                             CRYSTAL OIL COMPANY

                                    INDEX


                                                                       Page No.
                                                                       --------
                                   Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    June 30, 1997 (Unaudited) and December 31, 1996                        3

  Consolidated Condensed Statements of Operations -
    Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)          4

  Consolidated Condensed Statements of Stockholders' Equity -
    Six Months Ended June 30, 1997 and 1996 (Unaudited)                    5

  Consolidated Condensed Statements of Cash Flows -
    Six Months Ended June 30, 1997 and 1996 (Unaudited)                    6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                            8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11

                                   Part II

Item 1.  Legal Proceedings                                                18

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signatures                                                                21

                             CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              ($ in Thousands)

                                                         June 30     December 31
                                  ASSETS                  1997          1996
                                                       ----------    -----------
                                                       (Unaudited)       (1)
CURRENT ASSETS
  Cash and cash equivalents                            $    7,302    $   11,576
  Marketable securities available for sale                 49,120        50,885
  Accounts receivable - net                                 1,170         1,042
  Receivable from natural gas forward sale                 12,737             -
  Prepaid expenses and other current assets                   308           102
                                                       ----------    ----------
    TOTAL CURRENT ASSETS                                   70,637        63,605

MARKETABLE SECURITIES                                      11,873         2,999

PROPERTY, PLANT AND EQUIPMENT - net                       103,285        92,965

OTHER ASSETS
  Deferred tax assets                                      12,828         6,422
  Restricted cash equivalents and
    marketable securities                                   1,908         1,963
  Others                                                    1,698         1,639
                                                       ----------    ----------
                                                           16,434        10,024
                                                       ----------    ----------

    TOTAL ASSETS                                       $  202,229    $  169,593
                                                       ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations             $      267    $      271
  Accounts payable                                          1,207           796
  Other accrued expenses                                      325           510
                                                       ----------    ----------
  TOTAL CURRENT LIABILITIES                                 1,799         1,577

LONG-TERM OBLIGATIONS                                      37,261        36,879

DEFERRED REVENUE                                           42,444        17,861

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                      148           148
  Common stock                                                 27            27
  Additional paid-in capital                              103,296        97,156
  Retained earnings                                        17,254        15,945
                                                       ----------    ----------
  TOTAL STOCKHOLDERS' EQUITY                              120,725       113,276
                                                       ----------    ----------

    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $  202,229    $  169,593
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

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            ($ in Thousands Except Shares and Per Share Amounts)
                                 (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                            June 30                    June 30
                                                   ------------------------  -------------------------
                                                     1997             1996        1997         1996
                                                   -----------  -----------  -----------   -----------
NET REVENUES
  Gas storage fees                                 $     3,012  $     3,015  $     6,341   $     6,433
  Crude oil and natural gas                                272          177          513           336
  Interest and investment income                           901          850        1,778         1,730
  Other                                                      8           29           25            78
                                                   -----------  -----------  -----------   -----------
                                                         4,193        4,071        8,657         8,577

COSTS AND EXPENSES
  Operating expense and taxes                              543          458        1,007           947
  General and administrative
    expense                                                669          699        1,358         1,520
  Interest and debt expense                                804          820        1,610         1,642
  Amortization of discount on
    sale of future contract
    receivables and natural
    gas forward sale                                       427          390          756           800
  Depreciation, depletion and
     amortization                                          903          801        1,776         1,562
                                                   -----------  -----------  -----------   -----------
                                                         3,346        3,168        6,507         6,471
                                                   -----------  -----------  -----------   -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                         847          903        2,150         2,106

PROVISION FOR INCOME TAXES                                 352          364          841           824
                                                   -----------  -----------  -----------   -----------

NET INCOME                                         $       495   $      539  $     1,309   $     1,282
                                                   ===========   ==========  ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          2,665,622    2,662,082    2,665,622     2,658,229
                                                   ===========   ==========  ===========   ===========


NET INCOME PER COMMON SHARE                        $       .19   $      .20  $       .49   $       .48
                                                   ===========   ==========  ============  ===========










     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                               ($ IN THOUSANDS)
                                 (UNAUDITED)

                                                         Six Months Ended
                                                              June 30
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
SENIOR PREFERRED STOCK
  Balance at beginning and end of period               $     148  $     148
                                                       ---------  ---------
COMMON STOCK
  Balance at beginning and end of period                      27         27
                                                       ---------  ---------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                          97,156     96,902
    Issuance of Common Stock                                   -        221
    Utilization of net operating loss carryforward
      and recognition of deferred tax assets               6,800          -
    Recognition of environmental remediation
      liability, net of tax                                 (660)         -
                                                       ---------  ---------
  Balance at end of period                               103,296     97,123
                                                       ---------  ---------
RETAINED EARNINGS
  Balance at beginning of period                          15,945     13,472
    Net income                                             1,309      1,282
                                                       ---------  ---------

  Balance at end of period                                17,254     14,754
                                                       ---------  ---------

TOTAL STOCKHOLDERS' EQUITY                             $ 120,725  $ 112,052
                                                       =========  =========























     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in Thousands)
                                 (Unaudited)

                                                                           Six Months Ended
                                                                                June 30
                                                                          ---------------------
                                                                           1997         1996
                                                                          ---------   ---------
Cash flows from operating activities:
  Net income                                                              $   1,309   $   1,282
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                                   129         142
      Depreciation, depletion and amortization                                1,776       1,562
      Deferred income taxes                                                     734         722
      Net gain on sale of property, plant and equipment                           -         (42)
      Net change in accrued interest income                                     (19)       (232)
      Decrease (increase) in accounts receivable                               (128)        130
      Decrease (increase) in prepaid expense and
        other current assets                                                   (206)        100
      Decrease in other assets                                                    1           -
      Increase (decrease) in accounts payable
        and accrued expenses                                                    226        (995)
                                                                          ---------   ---------
    Net cash provided by operating activities                                 3,822       2,669
                                                                          ---------   ---------
Cash flows from investing activities:
  Acquisition of DeSoto Properties                                          (11,917)          -
  Proceeds from sale of property, plant and equipment                             -          52
  Capital expenditures                                                         (119)       (411)
  Purchases of marketable securities                                        (58,878)    (58,679)
  Maturity of marketable securities                                          51,788      60,461
  Investment of restricted funds                                                  -        (918)
  Other                                                                          55         (25)
                                                                          ---------   ---------
    Net cash provided by (used in) investing activities:                    (19,071)        480
                                                                          ---------   ---------
Cash flows from financing activities:
  Reduction of long-term obligations                                           (622)       (272)
  Reduction of deferred revenue from sale of future
    contract receivables                                                     (2,274)     (2,109)
     Payment of costs for financing and sale of future
     contract receivables                                                         -         (89)
  Proceeds from natural gas forward sale                                     14,120           -
  Payment of costs for natural gas forward sale contract                       (249)          -
  Proceeds from issuance of common stock                                          -         221
                                                                          ---------   ---------
    Net cash provided by (used in) financing activities                      10,975      (2,249)
                                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents                         (4,274)        900

Cash and cash equivalents at beginning of period                             11,576      10,812
                                                                          ---------   ---------
Cash and cash equivalents at end of period                                $   7,302   $  11,712
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

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Continued)
                               ($ in Thousands)
                                 (Unaudited)



Supplemental disclosures of cash flow information:

                                                              Six Months Ended
                                                                  June 30
                                                             -------------------
                                                              1997       1996
                                                             ---------  --------
Cash paid during the period for:

  Interest, net of amounts capitalized                       $   1,481  $ 1,607
                                                             =========  =======
  Amortization of discount on sale of
    future contract receivables and
    natural gas forward sale                                 $     756  $   800
                                                             =========  =======
  Income taxes                                               $     134  $   128
                                                             =========  =======


































     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

     The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of June 30, 1997, and the consolidated condensed statements of operations for the three and six months and stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

     There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on Form 10-K.

Note 2.  Commitments and Contingencies

     The Company currently has outstanding approximately $333 thousand in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions and $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $100 thousand in restricted marketable securities.

     For information with respect to various claims regarding environmental and other matters, see "Part II: Other Information - Item 1. Legal Proceedings".

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, in February
1997. SFAS 128 is effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share and supersedes the standards currently used for computing earnings per share under the Accounting Principles Board Opinion No. 15, Earnings Per Share. After the effective date, any prior period earnings per share data in subsequent reports must be restated to conform to the new standard. The adoption of SFAS 128 is not expected to have a significant effect on the Company's earnings per share as reported herein.

Note 4.  Property Acquisition

     On May 30, 1997, the Company consummated the acquisition of various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for a total cash purchase price of approximately $11.9 million, net of adjustments and related acquisition costs of approximately $256 thousand. The acquisition was effective on March 1, 1997, and in accordance with the "purchase method" of accounting, the results of operations of the acquired properties are included in the Company's consolidated statement of operations for the period commencing on May 30, 1997.

Note 5.  Natural Gas Forward Sale

     On June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 Bcf of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million. Under the forward sale, the Company has agreed to deliver approximately .6 Bcf of natural gas during the period beginning September 1, 1997, through December 31, 1997. The Company has also agreed to deliver on an annual basis from 1998 to 2002 between 4.2 Bcf and 2.2 Bcf of natural gas. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and to the extent necessary or desirable from other natural gas owned, developed or acquired in the future.

     In June 1997, the Company received $14 million from the forward sale of natural gas and will receive the remaining balance of approximately $12.7 million in September 1997. The total proceeds of approximately $27 million from the forward sale are reflected for financial accounting purposes as deferred revenues from the sale of natural gas and will be recognized as natural gas revenues and charged against deferred revenues as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold subject to adjustments for certain hedging arrangements entered into by the Company. The undiscounted reference price for the natural gas sold for 1997 averaged $2.14 per MMbtu. The undiscounted reference price for the years 1998 to 2002 ranges between $1.88 and $2.34 per MMbtu. Such reference price for natural gas is subject to adjustment for price differential at delivery points. An imputed charge based on the 8.105% discount rate used in establishing the sales price of the natural gas sold will be amortized over the life of the forward sale contract as production is delivered and recorded as amortization of discount on natural gas forward sale.

     The forward sale of natural gas by the Company constituted a taxable transaction to the Company of approximately $27 million. The Company, however, was able to apply a portion of its net operating loss carryforwards against the tax that would otherwise have been paid. As a result, the Company recorded an increase in stockholders' equity of approximately $6.8 million, which represented the benefit realized from the use of the Company's net operating loss carryforwards. Because the net loss operating carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss carryforwards.

Note 6.  Commodity Swap Contract

     The Company has entered into a hedging arrangement with a third party for the purpose of hedging against the volatility in prices of natural gas in the event the Company is unable to fully satisfy its obligations under the forward sale contract with the production from the DeSoto Properties and was therefore required to acquire or use production of natural gas from other sources to satisfy these obligations. This hedging arrangement is also designed to cover additional production by the Company from other properties. Under this hedging arrangement, the Company will either be entitled to receive or be required to pay, on a quarterly basis, an amount of cash equal to the difference between a scheduled price per the contract and a reference price of a MMbtu of natural gas multiplied by the schedule of volumes hedged. The hedge contract covers the period of September 1997 through December 2002 and includes an amount of natural gas volumes that approximates 40% of the Company's commitment for delivery under the forward sale contract.

     The Company has in effect a hedge contract for the purchase of .2 Bcf of natural gas at an average monthly price of $2.15 per MMbtu during the period of September 1, 1997, through December 31, 1997. In subsequent years, the hedge contract covers purchases between 1.8 Bcf and .7 Bcf of natural gas on an annual basis from 1998 to 2002 at monthly prices ranging from $1.89 to $2.35 per MMbtu of natural gas. The hedge contract is a derivative financial instrument and does not require deliveries of the commodity hedged.

     The gains or losses on the above hedge contracts will be recognized as an increase or decrease in natural gas revenues as deliveries of natural gas are made by the Company. In the case of natural gas sold by the Company pursuant to its forward sale contracts, such gains and losses will be reflected as an adjustment to the recognized price for the natural gas sold as described above. With respect to other sales of natural gas, the gains or losses will be reflected as an adjustment to the price received from such sales. Risks associated with the Company's hedge contracts arise primarily from the possible inability of the counterparties to meet their obligations under these contracts. The Company's existing hedge contract is secured by an irrevocable letter of credit from a major investment grade financial institution. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is provided to assist in a further understanding of the Company's financial condition as of June 30, 1997, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996, should be read in conjunction with this discussion.

     The Company currently owns and operates through a wholly-owned subsidiary, First Reserve Gas Company ("FRGC"), a natural gas storage facility located near Hattiesburg, Mississippi (the "Hattiesburg Facility") and holds various interests in crude oil and natural gas properties in Mississippi, Texas and Louisiana.

     On May 30, 1997, the Company consummated the acquisition of various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for a total cash purchase price of approximately $11.9 million, net of adjustments and related acquisition costs of approximately $256 thousand. The properties, which are located in North Louisiana, had at March 1, 1997, estimated net proved reserves in excess of 28 billion cubic feet of natural gas and 38 thousand barrels of condensate. The Company currently contemplates drilling approximately 20 wells in the fields over the next three years, beginning in the third quarter of this year, to supplement the existing 16 producing wells. In another transaction effective on June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 Bcf of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million.

     The Company is also continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. The Company is currently directing its efforts toward the acquisition of businesses and assets that would generate income for the Company on a current basis and would utilize the Company's existing tax benefits as well as present the opportunity for capital appreciation. Although the Company has and expects to continue to review acquisitions in the energy industry, the Company's acquisition strategy is not limited as to the type of business or industry. As of June 30, 1997, the Company's financial resources included $68.3 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions.

     The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of FRGC in 1995 and the recourse of which is primarily limited to FRGC and the assets and operations of the Hattiesburg Facility. The Company also has ongoing performance obligations with respect to the Hattiesburg Facility and with respect to its delivery obligations under its recent forward sale contract. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

   General

     The Company recorded net income for the three and six month periods ended June 30, 1997, of $495 thousand, $.19 per share, and $1.3 million, $.49 per share, respectively, compared to net income of $539 thousand, $.20 per share, and $1.3 million, $.48 per share, respectively, for the comparative periods in 1996. Income for the periods ended June 30, 1997 and 1996, were primarily derived from natural gas storage activities, interest and investment income on the Company's available cash and to a lesser extent from sales of crude oil and natural gas production. As a result of the recent acquisition of the DeSoto Properties, sales of natural gas production are expected to increase substantially in future periods.

     The Company's natural gas storage activities for the three and six month periods ended June 30, 1997, provided revenues of $3.0 million and $6.3 million, respectively, and operating income of $2.0 million and $4.3 million, respectively. For the three and six month periods ended June 30, 1996, natural gas storage activities contributed revenues of $3.0 million and $6.4 million, respectively, and operating income of $2.0 million and $4.4 million, respectively. Natural gas storage revenues derived from firm long-term contracts were $2.8 million and $5.5 million in each of the three and six month periods ended June 30, 1997 and 1996. The remaining natural gas storage revenues for the three and six month periods ended June 30, 1997 and 1996, were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. Storage revenues for the six month period ended June 30, 1997, reflected a lower demand for winter storage due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services.

     During the three and six month periods ended June 30, 1997, the Company's operating income from natural gas storage activities reflected operational expenses of $342 thousand and $645 thousand, respectively, and depreciation and amortization of $695 thousand and $1.4 million, respectively. The Company's natural gas storage activities for the three and six month periods ended June 30, 1996, included operational expenses of $296 thousand and $654 thousand, respectively, and depreciation and amortization of $706 thousand and $1.4 million, respectively.

     The Company's crude oil and natural gas exploration and production segment for the three and six month periods ended June 30, 1997, provided revenues of $272 thousand and $513 thousand, respectively, and operating income of $87 thousand and $171 thousand, respectively. For the three and six month periods ended June 30, 1996, the crude oil and natural gas exploration and production segment contributed revenues of $177 thousand and $336 thousand, respectively, and operating income of $53 thousand and $137 thousand, respectively. Crude oil and natural gas revenues resulted from the Company's limited drilling activities in late 1995 and 1996 and the Company's recent acquisition. During 1997, the Company's operating income from crude oil and natural gas production activities reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense primarily from the effect of the acquisition of the DeSoto Properties. Revenues and expenses from the Company's crude oil and natural gas exploration and production segment are expected to substantially increase as a result of the recent acquisition.

   Interest and Investment Income

     The Company's interest and investment income for the three and six month periods ended June 30, 1997, was approximately $901 thousand and $1.8 million, respectively. For the three and six month periods ended June 30, 1996, the Company's interest and investment income was approximately $850 thousand and $1.7 million, respectively. The levels of interest and investment income reflected an average investment in debt securities of $60.5 million and $63.9 million for the six month periods ended June 30, 1997 and 1996, respectively. The average interest rate received by the Company was 5.9% and 5.4% for the six month periods ended June 30, 1997 and 1996, respectively. The Company's investments of its liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

   Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization increased in the three and six month periods ended June 30, 1997, to $903 thousand and $1.8 million, respectively, from $801 thousand and $1.6 million, respectively, for the comparative periods in 1996. The increase was primarily attributable to increases in the volumes of natural gas production and the depletion rate per net equivalent barrel of production. Depreciation, depletion and amortization will also increase in future periods as a result of the acquisition of the DeSoto Properties.

   Interest and Debt Expense

     The Company's interest and debt expense for the three and six month periods ended June 30, 1997, was $804 thousand and $1.6 million, respectively, and $820 thousand and $1.6 million, respectively, for the comparative periods in 1996. Such interest and debt expense related solely to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables and Natural Gas Forward Sale

     For the three and six month periods ended June 30, 1997, the Company recorded an expense of approximately $427 thousand and $756 thousand, respectively, for the amortization of discount on its prior sale of future fixed contract receivables to be generated from firm gas storage services and to a lesser extent for the amortization of discount on the natural gas forward sale. This expense reflects the amortization of the discount of such contract receivables through June 30, 2000, the date through which the receivables were sold, and the amortization of discount on the natural gas forward sale through December 31, 2002, under the interest method. The amortization of discount on sale of future contract receivables was approximately $390 thousand and $800 thousand for the three and six months ended June 30, 1996.

   General and Administrative Expense

     The Company's general and administrative expense for the three and six month periods ended June 30, 1997, was approximately $669 thousand and $1.4 million, respectively, compared to approximately $699 thousand and $1.5 million, respectively, for the comparative periods in 1996. The decrease in general and administrative expense primarily reflected the incurrence of severance compensation during the first quarter of 1996 for the termination of an employment contract with a former employee of the Company. In respect to the recent acquisition, the Company does not currently contemplate any substantial increase in the number of its employees and will consolidate the acquired operations with its current exploration and production activities.

   Provision for Income Taxes

     The results for the three and six month periods ended June 30, 1997, included a provision for income taxes of $352 thousand and $841 thousand, respectively, and $364 thousand and $824 thousand, respectively, for the comparative periods in 1996. The Company's provision for income taxes for the three and six month periods ended June 30, 1997, includes deferred tax expense and a corresponding reduction in deferred tax assets of approximately $289 thousand and $734 thousand, respectively, and $321 thousand and $722 thousand, respectively, for the comparative periods in 1996 as a result of utilization of the Company's tax net-operating loss carryforwards and other tax benefits.

     The forward sale of natural gas by the Company constituted a taxable transaction to the Company of approximately $27 million. The Company, however, was able to apply a portion of its net operating loss carryforwards against the tax that would otherwise have been paid. As a result, the Company recorded an increase in stockholders' equity of approximately $6.8 million, which represented the benefit realized from the use of the Company's net operating loss carryforwards. Because the net loss operating carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss carryforwards.

Liquidity and Capital Resources

     At June 30, 1997, the Company had cash and cash equivalents of approximately $7.3 million and marketable securities of approximately $61.0 million. The Company also had approximately $1.9 million in restricted cash and marketable securities securing the Company's contingent obligations with respect to outstanding letters of credit and the previously sold future accounts receivable. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

     On June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 Bcf of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million. Under the forward sale, the Company has agreed to deliver approximately .6 Bcf of natural gas during the period beginning September 1, 1997, through December 31, 1997. The Company has also agreed to deliver on an annual basis from 1998 to 2002 between 4.2 Bcf and 2.2 Bcf of natural gas. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and to the extent necessary or desirable from other natural gas owned, developed or acquired in the future.

     In June 1997, the Company received $14 million from the forward sale of natural gas and will receive the remaining balance of approximately $12.7 million in September 1997. The initial proceeds from the forward sale of natural gas by the Company were used to refinance the purchase price of the DeSoto Properties. The remaining proceeds from the sale are expected to be used to fund the development of the DeSoto Properties. The total proceeds of approximately $27 million from the forward sale are reflected for financial accounting purposes as deferred revenues from the sale of natural gas and will be recognized as natural gas revenues and charged against deferred revenues as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold subject to adjustments for certain hedging arrangements entered into by the Company. The undiscounted reference price for the natural gas sold for 1997 averaged $2.14 per MMbtu. The undiscounted reference price for the years 1998 to 2002 ranges between $1.88 and $2.34 per MMbtu. Such reference price for natural gas is subject to adjustment for price differential at delivery points. An imputed charge based on the 8.105% discount rate used in establishing the sales price of the natural gas sold will be amortized over the life of the forward sale contract as production is delivered and recorded as amortization of discount on natural gas forward sale.

     The Company has entered into a hedging arrangement with a third party for the purpose of hedging against the volatility in prices of natural gas in the event the Company is unable to fully satisfy its obligations under the forward sale contract with the production from the DeSoto Properties and was therefore required to acquire or use production of natural gas from other sources to satisfy these obligations. This hedging arrangement is also designed to cover additional production by the Company from other properties. Under this hedging arrangement, the Company will either be entitled to receive or be required to pay, on a quarterly basis, an amount of cash equal to the difference between a scheduled price per the contract and a reference price of a MMbtu of natural gas multiplied by the schedule of volumes hedged. The hedge contract covers the period of September 1997 through December 2002 and includes an amount of natural gas volumes that approximates 40% of the Company's commitment for delivery under the forward sale contract.

     The Company has in effect a hedge contract for the purchase of .2 Bcf of natural gas at an average monthly price of $2.15 per MMbtu during the period of September 1, 1997, through December 31, 1997. In subsequent years, the hedge contract covers purchases between 1.8 Bcf and .7 Bcf of natural gas on an annual basis from 1998 to 2002 at monthly prices ranging from $1.89 to $2.35 per MMbtu of natural gas. The hedge contract is a derivative financial instrument and does not require deliveries of the commodity hedged.

     The gains or losses on the above hedge contracts will be recognized as an increase or decrease in natural gas revenues as deliveries of natural gas are made by the Company. In the case of natural gas sold by the Company pursuant to its forward sale contracts, such gains and losses will be reflected as an adjustment to the recognized price for the natural gas sold as described above. With respect to other sales of natural gas, the gains or losses will be reflected as an adjustment to the price received from such sales. Risks associated with the Company's hedge contracts arise primarily from the possible inability of the counterparties to meet their obligations under these contracts. The Company's existing hedge contract is secured by an irrevocable letter of credit from a major investment grade financial institution. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

     At June 30, 1997, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At June 30, 1997, the Company also had approximately $15.6 million in deferred revenue from the sale of future contract receivables that is being recognized for accounting purposes over the period during which the receivables are to be generated. During the six month period ended June 30, 1997, the Company recognized approximately $5.5 million of revenue from the previously sold receivables. The Notes and obligations under the agreement pursuant to which the Company sold the future accounts receivable are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of June 30, 1997, restricted funds of approximately $1.8 million, consisting of distributions from the trust that acquired the receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     The Company's working capital position increased by approximately $6.8 million to approximately $68.8 million at June 30, 1997, from approximately $62.0 million at December 31, 1996, primarily as a result of the effect of the forward sale of natural gas net of the funds required for the acquisition of the DeSoto Properties and the investment of available funds in non-current marketable securities. The Company generated net cash flow from operating activities of approximately $3.8 million and $2.7 million for the six month periods ended June 30, 1997 and 1996, respectively.

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

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding natural gas prices, demand and supply for natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves of the Louisiana Property Acquisition, the success of the Company's ability to market interruptible service at the Hattiesburg Facility, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. In response, the Company referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred in the Company's 1986 bankruptcy proceeding. The Company and plaintiff agreed to a stand down period through October 31, 1997, as extended, with respect to the proceedings in Bankruptcy Court pending the results of a mediation process between the parties. The Company does not believe that a recovery by Plaintiff of a material amount is likely.

     As in the case of the fuel oil refinery site in Louisiana, the Company intends to pursue in Bankruptcy Court its position that the other claim against the Company by the State of Louisiana and the claims of the State of Indiana are barred by reason of orders entered in its previous bankruptcy proceeding and has filed motions in the Bankruptcy Court requesting such a ruling. In the litigation with AGB, the Company will continue the proceedings in Bankruptcy Court if the mediation process between the parties fails to provide satisfactory results. In light of the foregoing matters, the Company accrued an additional $1.0 million during the second quarter of 1997 for defense and other related costs of such matters. Because the forgoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on May 29, 1997, in New York, New York. Two proposals were submitted to shareholders as described in the Company's Proxy Statement dated April 24, 1997, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholders votes.

                                              Votes in            Votes
                                                Favor        Withheld/Against
                                              ---------      ----------------
Election of six directors:
     J. N. Averett, Jr.                       2,644,610           4,723
     George P. Giard, Jr.                     2,644,861           4,472
     Gary S. Gladstein                        2,644,201           5,132
     Robert B. Hodes                          2,644,801           4,532
     Donald G. Housley                        2,644,801           4,532
     Lief D. Rosenblatt                       2,644,861           4,472


                                              Votes in    Votes
                                                Favor     Against    Abstain
                                             ---------    -------    -------
Proposal for ratification of
  appointment of independent auditors        2,645,730     3,200       403

There were no broker non votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *10    Natural  Gas   Inventory   Forward   Sale   Contract   dated
            June 6, 1997, between Crystal Gas L. L. C. and The Chase Manhattan Bank.

     *11    Computation of Earnings Per Common Share.

      27    Financial Data Schedule

(b) Reports on Form 8-K

    None


-----------------------
* Filed herein

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 1997.

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