Form 10-Q
period 1997-09-30
CRYSTAL OIL CO
filed 1997-11-12
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

 ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                           CRYSTAL OIL COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                      ----------------

                                  NONE
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                     ---                             ---

Common Stock outstanding on November 10, 1997         2,666,422
                                                     -----------

                           CRYSTAL OIL COMPANY

                                  INDEX


                                                                Page No.
                                                                -------
                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    September 30, 1997 (Unaudited) and December 31, 1996           3

  Consolidated Condensed Statements of Operations -
    Three and Nine Months Ended
    September 30, 1997 and 1996 (Unaudited)                        4

  Consolidated Condensed Statements of Stockholders' Equity -
    Nine Months Ended
    September 30, 1997 and 1996 (Unaudited)                        5

  Consolidated Condensed Statements of Cash Flows -
    Nine Months Ended
    September 30, 1997 and 1996 (Unaudited)                        6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12

                                 Part II


Item 1.  Legal Proceedings                                        21

Item 6.  Exhibits and Reports on Form 8-K                         23

Signatures                                                        24

                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                   September 30  December 31
                                    ASSETS             1997         1996
                                                   ------------  -----------
                                                    (Unaudited)      (1)
CURRENT ASSETS
  Cash and cash equivalents                         $   40,745    $   11,576
  Marketable securities available for sale              36,765        50,885
  Accounts receivable - net                              1,334         1,042
  Prepaid expenses and other current assets                206           102
                                                    ----------    ----------
    TOTAL CURRENT ASSETS                                79,050        63,605

MARKETABLE SECURITIES                                   72,548         2,999

PROPERTY, PLANT AND EQUIPMENT - net                    103,503        92,965

OTHER ASSETS
  Deferred tax assets                                   26,639         6,422
  Restricted cash                                        1,904         1,963
  Other                                                  1,729         1,639
                                                    ----------    ----------
                                                        30,272        10,024
                                                    ----------    ----------

    TOTAL ASSETS                                    $  285,373    $  169,593
                                                    ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations          $      267    $      271
  Accounts payable                                       1,605           796
  Other accrued expenses                                 1,970           510
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                            3,842         1,577

LONG-TERM OBLIGATIONS                                   36,955        36,879

DEFERRED REVENUE                                       111,674        17,861

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                   148           148
  Common stock                                              27            27
  Additional paid-in capital                           115,310        97,156
  Retained earnings                                     17,417        15,945
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                         132,902       113,276
                                                    ----------    ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  285,373    $  169,593
                                                    ==========    ==========

(1) The balance sheet at December 31, 1996, has been taken from the audited financial statements at that date, and condensed.



    See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)


                                      Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                  -------------------------  -------------------------
                                      1997          1996         1997         1996
                                  -----------   -----------  -----------   -----------
NET REVENUES

  Gas storage fees                $     2,949   $     3,126  $     9,290   $     9,559
  Crude oil and natural gas               644           191        1,157           527
  Interest and investment income        1,034           879        2,812         2,609
  Other                                    33            17           58            95
                                  -----------   -----------  -----------   -----------
                                        4,660         4,213       13,317        12,790

COSTS AND EXPENSES
  Operating expense and taxes             617           487        1,624         1,434
  General and administrative
    expense                             1,272           715        2,630         2,235
  Interest and debt expense               832           809        2,442         2,451
  Amortization of discount on
    sale of future contract
    receivables and forward sales         686           371        1,442         1,171
  Depreciation, depletion and
    amortization                          986           800        2,762         2,362
                                  -----------   -----------  -----------   -----------
                                        4,393         3,182       10,900         9,653
                                  -----------   -----------  -----------   -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                        267         1,031        2,417         3,137

PROVISION FOR INCOME TAXES                104           405          945         1,229
                                  -----------   -----------  -----------   -----------

NET INCOME                        $       163   $       626  $     1,472   $     1,908
                                  ===========   ===========  ===========   ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         2,666,022     2,665,372    2,665,755     2,660,610
                                  ===========   ===========  ===========   ===========



NET INCOME PER COMMON SHARE       $       .06   $       .23  $       .55   $       .72
                                  ===========   ===========  ===========   ===========













     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY
               CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $     148  $     148
                                                         ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                      27         27
                                                         ---------  ---------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                          97,156     96,902
      Issuance of Common Stock                                  14        254
      Utilization of net operating loss carryforward
        and recognition of deferred tax assets              18,800          -
      Recognition of environmental remediation
        liability, net of tax                                 (660)         -
                                                         ---------  ---------

    Balance at end of period                               115,310     97,156
                                                         ---------  ---------

  RETAINED EARNINGS
    Balance at beginning of period                          15,945     13,472
      Net income                                             1,472      1,908
                                                         ---------  ---------

    Balance at end of period                                17,417     15,380
                                                         ---------  ---------

  TOTAL STOCKHOLDERS' EQUITY                             $ 132,902  $ 112,711
                                                         =========  =========

























     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Cash flows from operating activities:

  Net income                                             $    1,472   $    1,908
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of deferred financing cost                   220          210
      Depreciation, depletion and amortization                2,762        2,362
      Deferred income taxes                                  (1,077)       1,072
      Net gain on sale of property, plant and equipment           -          (50)
      Net change in accrued interest income                     578         (312)
      Increase in accounts receivable                          (292)        (164)
      Decrease (increase) in prepaid expense and
        other current assets                                   (104)          69
      Decrease (increase) in other assets                      (151)          75
      Increase (decrease) in accounts payable
        and accrued expenses                                  2,269         (603)
                                                         ----------   ----------

    Net cash provided by operating activities                 5,677        4,567
                                                         ----------   ----------

Cash flows from investing activities:
  Acquisition of DeSoto Properties                          (12,353)           -
  Proceeds from sale of property, plant and equipment             -           65
  Capital expenditures                                         (857)        (707)
  Purchases of marketable securities                       (132,762)    (100,971)
  Maturity of marketable securities                          76,755       95,155
  Investment of restricted funds                                  -       (1,460)
  Reduction of restricted funds                                  59            -
  Other                                                           -          (26)
                                                         ----------   ----------

    Net cash used in investing activities                   (69,158)      (7,944)
                                                         ----------   ----------

Cash flows from financing activities:
  Reduction of long-term obligations                           (928)        (680)
  Reduction of deferred revenue from sale of future
    contract receivables                                     (3,444)      (3,194)
  Payment of costs for financing and sale of future
    contract receivables                                          -          (89)
  Proceeds from forward sales                                97,257            -
  Payment of costs for forward sale contract                   (249)           -
  Proceeds from issuance of common stock                         14          254
                                                         ----------   ----------

    Net cash provided by (used in) financing activities      92,650       (3,709)
                                                         ----------   ----------

Net increase (decrease) in cash and cash equivalents         29,169       (7,086)

Cash and cash equivalents at beginning of period             11,576       10,812
                                                         ----------   ----------

Cash and cash equivalents at end of period               $   40,745   $    3,726
                                                         ==========   ==========

     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                 (In Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                          Nine Months Ended
                                                             September 30
                                                         --------------------
                                                           1997        1996
                                                         ---------  ---------
Cash paid during the period for:


  Interest, net of amounts capitalized                   $   2,222  $   2,348
                                                         =========  =========

  Amortization of discount on sale of future
    contract receivables and forward sales               $   1,442  $   1,171
                                                         =========  =========

  Income taxes                                           $     578  $     177
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

                           CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of September 30, 1997, and the consolidated condensed statements of operations for the three and nine months ended September 30, 1997 and 1996, and consolidated condensed statements of stockholders' equity and cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2.  Commitments and Contingencies

    The Company currently has outstanding approximately $320 thousand in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions and $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $96 thousand in restricted marketable securities.

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

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, in February 1997. SFAS 128 is effective for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share and supersedes the standards currently used for computing earnings per share under the Accounting Principles Board

Opinion No. 15, Earnings Per Share. After the effective date, any prior period earnings per share data in subsequent reports must be restated to conform to the new standard. The adoption of SFAS 128 will not have a significant effect on the Company's earnings per share as reported herein.

Note 4.  Property Acquisition

    On May 30, 1997, the Company consummated the acquisition of various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for a total cash purchase price of approximately $11.9 million, net of adjustments and related acquisition costs of approximately $256 thousand. The acquisition was effective on March 1, 1997, and in accordance with the "purchase method" of accounting, the results of operations of the acquired properties are included in the Company's consolidated statements of operations for the period commencing on May 30, 1997. In addition, the Company acquired the working interest of various owners in the DeSoto Properties effective on July 1, 1997, for approximately $436 thousand.

    During the quarter ended September 30, 1997, the Company incurred approximately $710 thousand in non-recurring expenses relating to an unsuccessful bid for certain crude oil and natural gas properties. These expenses have been included in general and administrative expense for the three and nine month periods ended September 30, 1997.

Note 5.  Crude Oil and Natural Gas Forward Sales

    On June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 billion cubic feet ("Bcf") of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million (the "June 1997 Forward Sale"). Under the June 1997 Forward Sale, the Company is obligated to deliver approximately .5 Bcf of natural gas during the fourth quarter of 1997 and between 2.2 Bcf and 4.2 Bcf of natural gas on an annual basis from 1998 through 2002. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and from other natural gas owned, developed or purchased in the future.

    The proceeds from the June 1997 Forward Sale are reflected for financial accounting purposes as deferred revenues and is recognized as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold subject to adjustments for certain hedging arrangements entered into by the Company. The proceeds from the June 1997 Forward Sale were net of an imputed charge based on an 8.1% discount rate and reflected an undiscounted reference price for the natural gas sold that averaged $2.14 per MMbtu for 1997 and ranged between $1.88 and $2.34 per MMbtu for the years 1998 through 2002. The imputed charge used in establishing the sales price of the natural gas sold is being amortized over the life of the forward sale contract as the natural gas is delivered and recorded as amortization of discount on forward sales.

    On September 30, 1997, the Company effected a forward sale of approximately
16.4 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered during 1998 at a discounted current cash price of approximately $70 million (the "September 1997 Forward Sale"). The September 1997 Forward Sale was entered in connection with the Company's ongoing acquisition program, in particular a significant crude oil and natural gas property acquisition that the Company was bidding for but unsuccessful in acquiring during the third quarter of 1997, as well as position the Company to take advantage of crude oil and natural gas trading opportunities. Under the terms of the September 1997 Forward Sale, the Company has the right to modify and extend the delivery schedule beyond 1998 under certain circumstances as it acquires additional producing properties, with the required delivery volumes to be adjusted for the extended schedule.

    The Company currently intends to satisfy its obligations under the September 1997 Forward Sale with a combination of its existing production and reserves and production from various properties which the Company is actively seeking to acquire as well as with crude oil and natural gas that may be purchased in the future. To limit the risk of price volatility with respect to properties and reserves to be acquired to satisfy the Company's delivery obligations under the September 1997 Forward Sale, the Company has entered into various commodity hedging arrangements covering the crude oil and natural gas to be delivered in 1998. The proceeds from the September 1997 Forward Sale will be recognized by the Company as deliveries are made. The Company will also recognize a charge of approximately $3.8 million over the period of the current delivery schedule for the amortization of the discount on the undiscounted reference prices of the crude oil and natural gas sold.

    The June 1997 Forward Sale and September 1997 Forward Sale resulted in the Company recognizing approximately $97 million in taxable income. The Company, however, was able to utilize a portion of its net operating loss carryforwards against a substantial portion of such taxable income. The use of the Company's net operating loss tax carryforwards for these transactions also resulted in an increase in stockholders' equity and net deferred tax assets of approximately $19 million. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss tax carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $19 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences.

Note 6.  Commodity Swap Contract

    The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the June 1997 Forward Sale and September 1997 Forward Sale (the "Forward Sales") and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designated to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the Forward Sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged.

    In connection with the June 1997 Forward Sale, the Company entered into a hedge contract for the purchase of .2 Bcf of natural gas at an average monthly price of $2.18 per MMbtu during the fourth quarter of 1997. In subsequent years, this hedge contract covers purchases between .7 Bcf and 1.8 Bcf of natural gas on an annual basis from 1998 to 2002 at monthly prices ranging from $1.89 to $2.35 per MMbtu. These volumes of natural gas represent approximately 40% of the Company's commitment for delivery under the initial sale contract.

    In connection with the September 1997 Forward Sale, the Company entered into a hedge contract covering 16.4 Bcf of natural gas and 1.6 million barrels of crude oil during the year 1998 at prices ranging from $2.27 to $3.12 per MMbtu of natural gas and from $20.26 to $21.21 per barrel of crude oil. The hedged volumes under this contract cover all the Company's commitment for delivery under the September 1997 Forward Sale. In addition, the Company has purchased an option to acquire a hedge position with respect to crude oil to be delivered in 1998 and which is designed to limit the risk for the Company if the Company exercises its right to extend the delivery schedule under the September 1997 Forward Sale.

    The gains or losses on the Company hedge contracts will be recognized as deliveries are made by the Company. Risks associated with the Company's hedge contracts arise primarily from the possible inability of the counterparties to meet their obligations under these contracts. The obligations of the counterparty's to the Company's existing hedge contracts are with a major investment grade financial institution or secured through an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the Company's financial condition as of September 30, 1997, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996, should be read in conjunction with this discussion.

    The Company currently owns and operates through a wholly-owned subsidiary, First Reserve Gas Company ("FRGC"), a natural gas storage facility located near Hattiesburg, Mississippi (the "Hattiesburg Facility") and holds various interests in crude oil and natural gas properties in Mississippi, Texas and Louisiana.

Corporate Strategy

    The Company's corporate strategy is to grow through the utilization of the Company's available cash resources for acquisitions of income producing assets and properties and assets with potential for capital appreciation. To date, acquisitions have been in energy related business that can be acquired at attractive prices and operated by the Company without the addition of substantial corporate overhead and administrative expenses such as the Company's 1995 acquisition of FRGC and most recently of proved producing crude oil and natural gas properties such as the DeSoto Properties described below.

    In furtherance of the Company's acquisition strategy, the Company effected three significant transactions during the first nine months of 1997. The first transaction was the acquisition of proved producing and undeveloped properties in the Bethany Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for approximately $11.9 million. The second transaction was a forward sell in June 1997 of 16.3 billion cubic feet ("BCF") of natural gas to be delivered from September 1997 through December 2002 for approximately $27 million (the "June 1997 Forward Sale"). The third transaction was a forward sale in September 1997 of 16.4 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered during 1998 for approximately $70 million (the "September 1997 Forward Sale").

    The acquisition of the DeSoto Properties added over 28 Bcf of proved natural gas reserves and 38 thousand barrels of condensate to the Company's reserves. The Company contemplates drilling approximately 20 wells in the fields over the next three years, of which two wells commenced drilling during the third quarter of this year, to supplement the existing 16 producing wells.

    The June 1997 Forward Sale was effected as a means of providing the Company with current value from the DeSoto Properties and to fund the development of the properties and the acquisition of new properties. Under the June 1997 Forward Sale, the Company is obligated to deliver approximately .5 Bcf of natural gas during the fourth quarter of 1997 and between 2.2 Bcf and 4.2 Bcf of natural gas on an annual basis from 1998 through 2002. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and from other natural gas owned, developed or purchased in the future.

    The September 1997 Forward Sale was also effected to further the Company's acquisition strategy. In particular, the September 1997 Forward Sale was effected in contemplation of a significant purchase of proved crude oil and natural gas properties which the Company bid on in October 1997 and was unsuccessful in acquiring. The September 1997 Forward Sale was also intended to facilitate other significant property acquisitions that the Company was and is reviewing if the Company was unsuccessful in its October bid. The September 1997 Forward Sale also provides the Company with the ability to take advantage of crude oil and natural gas trading opportunities by fixing prices of the volumes sold. Under the terms of the September 1997 Forward Sale, the Company has the right to modify and extend the delivery schedule beyond 1998 under certain circumstances as it acquires additional producing properties, with the required delivery volume to be adjusted for the extended schedule.

   The Company currently intends to satisfy its obligations under the September 1997 Forward Sale with a combination of its existing production and reserves and production from various properties which the Company is actively seeking to acquire as well as with crude oil and natural gas that may be purchased in the future. To limit the risk of price volatility with respect to properties and reserves to be acquired to satisfy the Company's delivery obligation under the September 1997 Forward Sale, the Company has entered into various commodity hedging arrangements covering the crude oil and natural gas to be delivered in 1998. The proceeds from the September 1997 Forward Sale will be recognized by the Company as deliveries are made. The Company will also recognize a charge of approximately $3.8 million over the period of the current delivery schedule for the amortization of the discount on the undiscounted reference prices of the crude oil and natural gas sold.

    The Company is also continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. Under the Company's acquisition strategy, the Company has and expects to continue reviewing acquisitions in the energy industry as well as other potential acquisition opportunities in other businesses or industries. As of September 30, 1997, the Company's financial resources included $150 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. Approximately $70 million of such marketable securities are dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas if necessary.

    The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of FRGC in 1995 and the recourse of which is primarily limited to FRGC and the assets and operations of the Hattiesburg Facility. The Company also has ongoing performance obligations with respect to the Hattiesburg Facility and with respect to its delivery obligations under its forward sale contracts. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income for the three and nine month periods ended September 30, 1997, of $163 thousand, $.06 per share, and $1.5 million, $.55 per share, respectively, compared to net income of $626 thousand, $.23 per share, and $1.9 million, $.72 per share, respectively, for the comparative periods in 1996. The results for the three and nine month periods ended September 30, 1997, were adversely affected by non-recurring expenses totaling $710 thousand for the unsuccessful acquisition bid in certain crude oil and natural gas properties during the third quarter of 1997. This expenditure was recorded as a general and administrative expense. Absent this charge, net income for the three and nine months ended September 30, 1997, would have been $596 thousand, $.22 per share, and $1.9 million, $.72 per share, respectively.

    Income for the periods ended September 30, 1997 and 1996, were primarily derived from natural gas storage activities, interest and investment income on the Company's available cash and sales of crude oil and natural gas production. As a result of the acquisition and development activities of the DeSoto Properties, sales of natural gas production are expected to increase substantially in future periods. Further, to the extent the Company is unsuccessful in acquiring producing properties sufficient to satisfy the Company's obligations under the September 1997 Forward Sale and is therefore required to purchase crude oil and natural gas to satisfy those obligations, the Company's income will be adversely affected by the amortization of the $3.8 million discount on the crude oil and natural gas sold. Such expense, however, is expected to be substantially offset by an increase in interest income, pending the use of funds from the forward sale. The Company is actively reviewing potential property acquisition that would allow it to reschedule its delivery obligations over a longer period and reduce the need to acquire crude oil and natural gas to satisfy its obligations. Further, because of hedging contracts entered into in connection with the September 1997 Forward Sale, the Company does not expect to incur any significant loss on any purchases of crude oil and natural gas to satisfy its delivery obligations beyond the amortization charge and may recognize gains from the hedges if the delivery schedule is extended due to property acquisitions.

    Natural Gas Storage

    The Company's natural gas storage activities for the three and nine month periods ended September 30, 1997, provided revenues of $3.0 million and $9.3 million, respectively, and operating income of $2.0 million and $6.3 million, respectively. For the three and nine month periods ended September 30, 1996, natural gas storage activities contributed revenues of $3.1 million and $9.6 million, respectively, and operating income of $2.1 million and $6.5 million, respectively. Natural gas storage revenues derived from firm long-term contracts were $2.8 million and $8.3 million in each of the three and nine month periods ended September 30, 1997 and 1996. The remaining natural gas storage revenues for the three and nine month periods ended September 30, 1997 and 1996, were derived from winter and interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. Storage revenues for the nine month period ended September 30, 1997, reflected a lower demand for interruptible and winter storage due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services. The Company is also reviewing additional storage and transportation opportunities.

    During the three and nine month periods ended September 30, 1997, the Company's operating income from natural gas storage activities reflected operational expenses of $290 thousand and $935 thousand, respectively, and depreciation and amortization of $690 thousand and $2.1 million, respectively. The Company's natural gas storage activities for the three and nine month periods ended September 30, 1996, included operational expenses of $344 thousand and $998 thousand, respectively, and depreciation and amortization of $693 thousand and $2.1 million, respectively.

  Crude Oil and Natural Gas Exploration and Production

    The Company's crude oil and natural gas exploration and production segment for the three and nine month periods ended September 30, 1997, provided revenues of $644 thousand and $1.2 million, respectively, and operating income of $203 thousand and $340 thousand, respectively. For the three and nine month periods ended September 30, 1996, the crude oil and natural gas exploration and production segment contributed revenues of $191 thousand and $527 thousand, respectively, and operating income of $102 thousand and $273 thousand, respectively. Crude oil and natural gas revenues resulted from the Company's limited drilling activities in late 1995 and 1996 and the Company's acquisition of the DeSoto Properties. During 1997, the Company's operating income from crude oil and natural gas production activities reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense primarily from the effect of the acquisition of the DeSoto Properties during the second quarter of 1997. Revenues and expenses from the Company's crude oil and natural gas exploration and production segment are expected to increase in future periods as a result of the acquisition and development activities of the DeSoto Properties.

  Interest and Investment Income

    The Company's interest and investment income for the three and nine month periods ended September 30, 1997, was approximately $1.0 million and $2.8 million, respectively. For the three and nine month periods ended September 30, 1996, the Company's interest and investment income was approximately $879 thousand and $2.6 million, respectively. The levels of interest and investment income reflected an average investment in debt securities of $61.1 million and $64.0 million for the nine month periods ended September 30, 1997 and 1996, respectively. The average interest rate received by the Company was 5.61% and 5.21% for the nine month periods ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the level of funds available for additional investments in debt securities includes the proceeds of approximately $70 million received on September 30, 1997, from the forward sale effected during the third quarter of 1997. The Company's investments of its liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three and nine month periods ended September 30, 1997, to $986 thousand and $2.8 million, respectively, from $800 thousand and $2.4 million, respectively, for the comparative periods in 1996. The increase was primarily attributable to increases in the volumes of natural gas production and the depletion rate per net equivalent barrel of production. Depreciation, depletion and amortization will also increase in future periods as a result of the acquisition and development activities of the DeSoto Properties and any other properties that may be acquired.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and nine month periods ended September 30, 1997, was $832 thousand and $2.4 million, respectively, and $809 thousand and $2.5 million, respectively, for the comparative periods in 1996. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three and nine month periods ended September 30, 1997, the Company recorded an expense of approximately $686 thousand and $1.4 million, respectively, primarily for the amortization of discount on its prior sale of future fixed contract receivables to be generated from firm gas storage services and the amortization of discount on the June 1997 Forward Sale. This expense reflects the amortization of the discount of such contract receivables through June 30, 2000, the date through which the receivables were sold, and the amortization of discount on the natural gas forward sale through December 31, 2002, under the interest method. In addition as described above, the amortization of discount on forward sales is expected to substantially increase in future periods as a result of the September 1997 Forward Sale. The amortization of discount on sale of future contract receivables was approximately $371 thousand and $1.2 million for the three and nine month periods ended September 30, 1996.

  General and Administrative Expense

    The Company's general and administrative expense for the three and nine month periods ended September 30, 1997, was approximately $1.3 million and $2.6 million, respectively, compared to approximately $715 thousand and $2.2 million, respectively, for the comparative periods in 1996. The increase in general and administrative expense resulted primarily from non-recurring expenses totaling $710 thousand relating to an unsuccessful bid for certain crude oil and natural gas properties during the third quarter of 1997. The acquisition of the DeSoto Properties did not result in any significant increase in general and administrative expense due to the consolidation of the acquired operations with its ongoing exploration and production activities.

  Provision for Income Taxes

    The results for the three and nine month periods ended September 30, 1997, included a provision for income taxes of $104 thousand and $945 thousand, respectively, and $405 thousand and $1.2 million, respectively, for the comparative periods in 1996. The Company's provision for income taxes for the three and nine month periods ended September 30, 1997, includes a deferred tax benefit and corresponding increase in deferred tax assets of approximately $1.8 million and $1.1 million, respectively, and a deferred tax expense and reduction in deferred tax assets of $350 thousand and $1.1 million, respectively, for the comparative periods in 1996, as a result of an alternative minimum tax credit carryforward generated by the forward sale transactions in 1997 and the utilization of the Company's tax net operating loss carryforwards and other tax benefits in 1997 and 1996.

    The June 1997 Forward Sale and September 1997 Forward Sale resulted in the Company recognizing approximately $97 million in taxable income. The Company, however, was able to apply a portion of its net operating loss tax carryforwards against the tax that would otherwise have been paid. As a result, the Company recorded an increase in stockholders' equity and deferred tax assets of approximately $19 million, which represented the benefit realized from the use of the Company's net operating loss carryforwards. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $19 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences.

Liquidity and Capital Resources

    At September 30, 1997, the Company had cash and cash equivalents of approximately $41 million and marketable securities of approximately $109 million. Approximately $70 million of such marketable securities are dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas if necessary. The Company also had approximately $1.9 million in restricted cash securing the Company's contingent obligations with respect to outstanding letters of credit and the previously sold future accounts receivable. In addition, the Company had no debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    As noted above, the Company has obligations to deliver 1.6 million barrels of crude oil and 32.7 Bcf of natural gas under the June 1997 Forward Sale and September 1997 Forward Sale in which the Company received a total of approximately $97 million from the sale of such crude oil and natural gas. The Company intends to satisfy these obligations through a combination of production from its existing properties and properties to be acquired as well as purchases of crude oil and natural gas if necessary. In this regard, the Company retained the right to reschedule deliveries under the September 1997 Forward Sale over an extended period if the Company acquires additional producing properties. The Company believes that the funds received by it from the June 1997 Forward Sale and September 1997 Forward Sale will be sufficient to fund acquisitions of properties and crude oil and natural gas to satisfy its obligations under these forward sales.

    The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the June 1997 Forward Sale and September 1997 Forward Sale (the "Forward Sales") and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designated to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the Forward Sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged.

    In connection with the June 1997 Forward Sale, the Company entered into a hedge contract for the purchase of .2 Bcf of natural gas at an average monthly price of $2.18 per MMbtu during the fourth quarter of 1997. In subsequent years, this hedge contract covers purchases between .7 Bcf and 1.8 Bcf of natural gas on an annual basis from 1998 to 2002 at monthly prices ranging from $1.89 to $2.35 per MMbtu. These volumes of natural gas represent approximately 40% of the Company's commitment for delivery under the initial sale contract.

    In connection with the September 1997 Forward Sale, the Company entered into a hedge contract covering 16.4 Bcf of natural gas and 1.6 million barrels of crude oil during the year 1998 at prices ranging from $2.27 to $3.12 per MMbtu of natural gas and from $20.26 to $21.21 per barrel of crude oil. The hedged volumes under this contract cover all the Company's commitment for delivery under the September 1997 Forward Sale. In addition, the Company has purchased an option to acquire a hedge position with respect to crude oil to be delivered in 1998 and which is designed to limit the risk to the Company if the Company exercises its right to extend the delivery schedule under the September 1997 Forward Sale.

    The gains or losses on the Company's hedge contracts will be recognized as deliveries are made by the Company. Risks associated with the Company's hedge contracts arise primarily from the possible inability of the counterparties to meet their obligations under these contracts. The obligations of the counterparty's to the Company's existing hedge contracts are with a major investment grade financial institution or secured through an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

    At June 30, 1997, the Company had outstanding approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes") requiring payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. At September 30, 1997, the Company also had approximately $14.4 million in deferred revenue from the sale of future contract receivables that is being recognized for accounting purposes through June 30, 2000, which represents the period that such receivables are to be generated from the operation of the Hattiesburg Facility. During the nine month period ended September 30, 1997, the Company recognized approximately $8.3 million of revenue from the previously sold receivables. The Notes and obligations under the agreement pursuant to which the Company sold the future accounts receivable are secured by substantially all of the assets of FRGC and its subsidiaries and are without recourse to Crystal Oil Company, except for certain amounts in the event of bankruptcy of FRGC and its subsidiaries. As of September 30, 1997, restricted funds of approximately $1.8 million, consisting of distributions from the trust that acquired the receivables, had been pledged to secure the obligations with respect to the previously sold receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

    The Company's working capital position increased by approximately $13 million to approximately $75 million at September 30, 1997, from approximately $62 million at December 31, 1996, primarily as a result of the effect of the June 1997 Forward Sale net of the funds required for the acquisition of the DeSoto Properties. The Company generated net cash flow from operating activities of approximately $5.7 million and $4.6 million for the nine month periods ended September 30, 1997 and 1996, respectively.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks with respect to the Company's liquidity, operations or financial position.

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

Forward Looking Statements

    Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risk and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility, the use of the Company's existing net operating tax loss carryforwards, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                       PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

    In 1995, an agency of the State of Louisiana notified the Company that the Company had potential liability under a Louisiana environmental act on account of certain activity while the Company was "owner/operator and/or owner" of a particular facility located in Louisiana from 1926 until 1935. This property had been sold by the Company in 1935. Under state court proceedings, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. In April 1996, the Company filed a petition to reopen the Company's 1986 bankruptcy proceeding (the "Bankruptcy Proceeding") for the sole purpose of enforcing the previous confirmation order and other orders in the Bankruptcy Proceeding with the objective of establishing that this claim by the State of Louisiana is barred by the discharge in the Bankruptcy Proceeding and can no longer be brought against the Company. However, on August 29, 1997, the Bankruptcy Court held that the State of Louisiana's claim against the Company was not barred by the Bankruptcy Proceeding. Consequently, the State of Louisiana has filed a motion with the First Judicial District Court, Caddo Parish, Louisiana, to include the Company as a defendant in the state court proceedings.

  The Company also referred to the Bankruptcy Court an environmental claim from another agency of the State of Louisiana concerning the environmental remediation in a 30 acre tract of land that the Company previously owned and on which a fuel oil refinery was operated from 1920 until 1940. In October 1996, the Bankruptcy Court entered an order barring the State of Louisiana from asserting claims against the Company concerning the fuel oil refinery site on the grounds that such claims had accrued prior to the Bankruptcy Proceeding. This order was affirmed by the United States District Court for the Western District of Louisiana. On April 9, 1997, the State of Louisiana proceeded to appeal the District Court's decision to the United States Court of Appeals for the Fifth Circuit, where the matter is currently pending.

    In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and engaged in operations on this site since the construction of the refinery in 1946. In 1996, the State of Indiana brought an action against the Company and others to recover approximately $1.8 million in remediation costs that was alleged to have been incurred by it from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana on the basis that such claim is barred as a result of the Bankruptcy Proceeding. On September 29, 1997, the Company and the State of Indiana filed a joint motion in the Bankruptcy Court for the approval of a compromise between the parties and for an order barring all related claims from other parties against the Company. A hearing with the judge is currently scheduled for December 1, 1997.

    In light of the claims by the State of Louisiana and the State of Indiana, the Company accrued an additional $1.0 million during the second quarter of 1997 for defense and other related costs of such matters. Because the foregoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital.

    In another environmental matter, the Company is among a number of defendants in a suit pending in the 14th District Court in Calcasieu Parish, Louisiana, by the H. C. Drew Estate for remediation of alleged saltwater damage and pit cleanup at a drilling location near Lake Charles, Louisiana, in which the plaintiff asserts that the Company has a 25% working interest ownership in a leasehold interest relating to the location. Reunion Energy ("Reunion") is the operator at the site and primarily responsible for the cleanup of the site under the terms of the Company's operating agreement with Reunion. The Company, however, may be responsible under the operating agreement for its pro rata share of certain cleanup costs. The amount of the plaintiff's claim is presently not known. The plaintiff, however, has estimated an environmental cleanup cost of $3.0 million based on the process of removing and replacing the soil at the site. Reunion had advised the Company that it believes that the plaintiff's proposed cleanup is neither required under the operating agreement or by law. Reunion has proposed to follow the environmental remediation requirements under the regulations of the State of Louisiana that would require surface remediation through the treatment of salt water contamination at a cost that would be expected to be substantially less than the amount under the plaintiff's proposal. Reunion's proposal has been referred to the Office of Conservation of the Louisiana Department of Natural Resources for a determination. Presently, the Company is investigating this matter. Based on information currently known to the Company, the Company does not expect that the resolution of this matter will have a material adverse effect on its financial condition and results of operations.

    In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. In response, the Company referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred as a result of the Bankruptcy Proceeding. The Company and plaintiff agreed to a stay through December 31, 1997, as extended, with respect to the proceedings in Bankruptcy Court pending the results of a mediation process between the parties. The Company will continue the proceedings in Bankruptcy Court if the mediation process between the parties fails to provide satisfactory results. The Company does not believe that a recovery by plaintiff of a material amount is likely.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *10.1 Crude Oil and Natural Gas Forward Sale Contracts dated September 30, 1997, between Crystal Properties and Trading Company and Mahonia Limited.

     *10.2 Guaranty Agreement dated September 30, 1997, between Crystal Oil Company and Mahonia Limited.

     *11    Computation of Earnings Per Common Share.

      27    Financial Data Schedule

(b) Reports on Form 8-K

    None


---------------------
* Filed herein

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November 1997.

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