Form 10-K405
period 1997-12-31
CRYSTAL OIL CO
filed 1998-03-27
CIK 745907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1997
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM          TO

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

     As of March 23, 1998, 2,668,122 shares of Common Stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant (based upon the latest closing price prior to March 23, 1998, of such shares on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Incorporated) held by non-affiliates of the registrant was approximately $45.7 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                               REFERENCE TO THIS REPORT
                  ---------                               ------------------------
      Proxy Statement for Annual Meeting                          Part III
      of Shareholders to be held in 1998

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

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................      3
              The Company...............................................      3
              Business..................................................      3
              Natural Gas Storage and Transportation....................      3
                 Sales, Customers and Contracts.........................      4
                 Competition............................................      5
              Crude Oil and Natural Gas Exploration and Production......      5
                 Drilling Activities....................................      6
                 Sale of Crude Oil and Natural Gas Production...........      7
                 Competition............................................      7
              Other Business Information................................      7
                 Employees..............................................      7
              Regulation................................................      7
                 Gas Storage and Transportation.........................      7
                 Crude Oil and Natural Gas Exploration and Production...      8
                 Environmental Matters..................................      8
Item 2.       Properties................................................      8
                 Other Properties.......................................      9
Item 3.       Legal Proceedings.........................................      9
Item 4.       Submission of Matters to a Vote of Security Holders.......      9

                                    PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................      9
                 Price Range of Common Stock............................      9
                 Dividends..............................................     10
Item 6.       Selected Financial Data...................................     10
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................     11
                   General..............................................     11
                   Results of Operations................................     12
                      General...........................................     12
                      Natural Gas Storage...............................     12
                      Crude Oil and Natural Gas Exploration and
                    Production..........................................     13
                   Interest and Investment Income.......................     13
                   Depreciation, Depletion and Amortization.............     13
                   General and Administrative Expense...................     13
                   Interest and Debt Expense............................     14
                   Amortization of Discount on Sale of Future Contract
                    Receivables and Forward Sales.......................     14
                   Provision for Income Taxes...........................     14
                   Liquidity and Capital Resources......................     15
                   Other Matters........................................     16
Item 8.       Consolidated Financial Statements and Supplementary
              Data......................................................     18
Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................     47

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant........     47
Item 11.      Executive Compensation....................................     47
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management................................................     47
Item 13.      Certain Relationships and Related Transactions............     47

                                    PART IV
Item 14.
              Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..................................................     48
Signatures..............................................................     52

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Crystal Oil Company, a Louisiana corporation (the "Company"), owns and operates through wholly-owned subsidiaries two natural gas storage facilities located near Hattiesburg, Mississippi. The Company also holds various interests in crude oil and natural gas properties in Louisiana and Mississippi.

     The Company's corporate objective is to expand its revenue generating asset base through the utilization of available financial resources for acquiring income producing assets and properties that would benefit from the Company's existing tax position and present potential for capital appreciation. Although the Company's acquisition strategy is not limited as to the type of business or industry, the Company has concentrated its acquisitions and other significant transactions in the energy sector.

     During 1997, the Company acquired proved producing and undeveloped properties in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for approximately $11.9 million. The Company also entered into the forward sale of 32.7 billion cubic feet ("Bcf") of natural gas and 1.6 million barrels of crude oil for a total amount of approximately $97 million. During the first quarter of 1998, the Company utilized $29 million for the acquisition of its second gas storage facility near Hattiesburg, Mississippi. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

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

                                    BUSINESS

     The Company's operations currently consist of two business segments: (i) natural gas storage and transportation and (ii) exploration and development of crude oil and natural gas. Note Q to the Company's consolidated financial statements contained elsewhere herein sets forth certain financial information for each of the Company's segments for the years ended December 31, 1997, 1996 and 1995.

                     NATURAL GAS STORAGE AND TRANSPORTATION

     The Company's natural gas storage and transportation operations consist of the ownership and operation of two natural gas storage facilities and related assets. The first facility, acquired by the Company in 1995, is comprised of 73 acres outside of Hattiesburg, Mississippi, and consists of three salt caverns with storage capacity of 5.5 Bcf of natural gas (the "Hattiesburg Facility"). The Hattiesburg Facility is designed to handle 3.5 Bcf of working gas capacity (that capacity available to customers) and 2.0 Bcf of base gas (that capacity necessary to be in the facility to maintain the deliverability pressure). The second facility, acquired in March 1998, is comprised of 16.5 acres less than one mile from the Hattiesburg Facility and consists of a single high-deliverability natural gas storage cavern with a working gas capacity of approximately 3.2 Bcf (the "Petal Facility" and together with the Hattiesburg Facility, the "Facilities").

     The Facilities provide customers with critical natural gas supply security through a combination of strategic geographic location, pipeline access and operating flexibility. The Company believes that the location of the facilities in southeastern Mississippi is favorable due to the proximity to various natural gas pipeline systems, natural gas supplies and markets.

     The Hattiesburg Facility has a maximum injection capacity in excess of 175 million cubic feet ("MMcf") of natural gas per day and a maximum withdrawal capacity in excess of 350 MMcf of natural gas per day. The Petal Facility is designed to provide up to 320 MMcf per day of ten-day storage services with capability of being refilled in twenty days. The ability of the Facilities to handle these high levels of injections and withdrawals of natural gas makes the Facilities well suited for customers who desire the ability to meet short duration load swings and to cover major supply interruption events, such as hurricanes and temporary losses of production. The high injection and withdrawal rates also allow customers to take advantage of price savings in natural gas by allowing for quick delivery. The characteristics of the salt dome at the Facilities permit sustained periods of high delivery, the ability to quickly switch from full injection to full withdrawal and provides an impermeable storage medium.

     The Company's gas storage facilities are strategically located near various major pipelines serving the Northeastern and Southeastern natural gas markets. The Company through its subsidiaries owns 33 miles of intrastate and interstate pipelines connecting the Company's gas storage facilities to major pipelines in the surrounding area. At the facilities, customers can cost-effectively transport significant volumes of natural gas through direct interconnects with Transcontinental Gas Pipe Line, Tennessee Gas Pipeline, Koch Gateway Pipeline and the Associated Natural Gas systems and indirect interconnects to the Texas Eastern Transmission, Southern Natural Gas and Florida Gas Transmission systems. Natural gas from the facilities also enters the connected pipelines downstream of the capacity constrained segments of these systems thereby providing ready access to major natural gas markets.

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

     The rates charged by the Company at the Hattiesburg Facility for its services are negotiated rates subject to regulation by the Mississippi Public Service Commission (the "MPSC"). Such rates are based on various factors, including cost of capital and rates of return. The Company's Hattiesburg Facility is not subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The Petal Facility is subject to regulation by the FERC and has been approved to use market based rates for its storage services. See "Regulation".

     The entire working gas capacity at the Hattiesburg Facility is currently fully subscribed to twelve customers on a firm basis under long-term contracts expiring in 2005. The rates under the contracts have all been approved by the MPSC. The Company and the customers have each agreed not to seek any rate adjustment prior to the year 2000. The customers under these contracts consist of eight local natural gas distribution companies, two major natural gas producers and two natural gas marketers. During 1997, the Company had two customers with sales equal to 10% or more of total revenues, Public Service Electric and Gas of New Jersey (11%) and Consolidated Edison of New York (10%).

     The Company realized $12.3 million, $12.6 million and $6.3 million in revenues from gas storage services at the Hattiesburg Facility during the years of 1997, 1996 and the period of June 19, 1995, through December 31, 1995, respectively. Revenues from gas storage services at the Hattiesburg Facility represented 62%, 73% and 55% of total revenues in 1997, 1996 and 1995, respectively.

     Since acquiring First Reserve Gas Company ("FRGC"), the Company has actively marketed interruptible storage services at the Hattiesburg Facility to utilize the unused storage capacity. During 1997, the unused storage capacity ranged from zero to 69% of total working gas capacity and averaged 31% over the year. The acquisition of the Petal Facility during the first quarter of 1998 is expected to provide additional revenues from the gas storage services in future periods. The Company is currently reviewing other potential pipeline connections at the Hattiesburg Facility and Petal Facility that could be used to enhance the value of these facilities and their desirability to current and future customers.

COMPETITION

     The Company's gas storage facilities compete with other forms of natural gas storage including other salt dome storage facilities, depleted reservoir facilities and pipelines. Competition is primarily based on location, the ability to deliver gas in a timely and reliable manner and cost. Many of the Company's competitors are significantly larger and have greater capital resources than the Company.

     All of the Company's storage space at the Hattiesburg Facility is subscribed for on a firm basis through 2005 and 50% of the storage capacity at the Petal Facility is subscribed for under a firm contract through 2001. The interruptible storage services provided by the Company compete with other interruptible services provided by competitors as well as firm storage provided by other facilities. The Company will also compete for additional firm storage in future periods as its current contracts expire.

     The Company believes that the existence of the long-term contracts for storage at the Hattiesburg Facility, the acquisition of the Petal Facility and the location of its gas storage facilities should allow the Company to compete effectively with other companies for natural gas storage services. Once the Company's firm storage contracts have expired, the Company will have greater competition for providing storage services. Such competition will be dependent upon the nature of the natural gas storage market existing at that time.

              CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

     During 1995 and 1996, the Company's exploration and development activities were limited to a non-operator participant in a prospect development and exploration program with two industry partners. The Company's investment in this program is limited in amount and scope. The Company expanded its crude oil and natural gas exploration and development activities through the acquisition of the DeSoto Properties on May 30, 1997. The acquisition of the DeSoto Properties added over 29 Bcf of proved natural gas reserves and 85 thousand barrels of condensate to the Company's reserves. The Company is conducting a development program at the DeSoto Properties to supplement the existing 16 producing wells at the time of the acquisition. During 1997, the Company's development activities included the drilling of seven gross development wells in the DeSoto Properties. Of such wells, three wells were successfully completed and four were in various stages of drilling and completion as of December 31, 1997. Subsequent to the year ended December 31, 1997, the Company successfully completed all of the wells previously in progress at the DeSoto Properties.

     The Company plans to drill numerous additional wells to enhance the existing production from the DeSoto Properties and continues to review other potential acquisitions of crude oil and natural gas properties. The scope and nature of any future acquisitions or other activities will be dependent upon existing market conditions as well as available opportunities and resources.

     The Company's net volumes of crude oil (including condensate and liquefied petroleum gases) and natural gas produced and sold from working interests and the average prices received by the Company for the years ended December 31, 1997, 1996 and 1995 are shown below.

                                                                                     AVERAGE PRICE
                                                                  VOLUME               PER UNIT
                                                            -------------------   -------------------
                                                            BARRELS OF            BARRELS OF
YEAR ENDED                                                   OIL AND      MCF      OIL AND      MCF
DECEMBER 31                                                 CONDENSATE   OF GAS   CONDENSATE   OF GAS
-----------                                                 ----------   ------   ----------   ------
                                                              (IN THOUSANDS)
    1997..................................................       11       934       $19.09     $2.48
    1996..................................................       12       155        21.50      2.79
    1995..................................................        2         8        19.00      2.38

     In 1997, the Company's increase of natural gas production reflects the acquisition of the DeSoto Properties during the second quarter of 1997. The natural gas production is expected to increase in 1998 as a result of the effect of the acquisition of DeSoto Properties for an entire year and the development program of this property described above.

     The average production cost (including severance tax) per equivalent barrel (natural gas converted to barrels on a 6 Mcf to 1 barrel basis) from crude oil and natural gas producing activities during 1997, 1996 and 1995 was approximately $4.11, $2.11 and $4.99, respectively.

DRILLING ACTIVITIES

     During 1997, the Company's capital expenditures for exploration and development activities were $4.6 million compared to $.6 million and $1.0 million during 1996 and 1995, respectively. In addition, the expenditures for 1996 and 1995 reflected approximately $356 thousand and $50 thousand in unsuccessful exploration costs, respectively. Expenditures for exploration and development activities for 1998 are currently budgeted at approximately $7.3 million and relate primarily to the development program of the DeSoto Properties.

     The following table sets forth the Company's interest in both development and exploratory wells and the working interest completions for each of the following years:

                               EXPLORATORY WELLS

                                     NUMBER OF
                                       WELLS
                                  PARTICIPATED IN                    WORKING INTEREST COMPLETIONS
                                       BY THE           ------------------------------------------------------       NET
                                      COMPANY                OIL                 GAS                 DRY             WELL
YEAR ENDED                        ----------------      --------------      --------------      --------------      SUCCESS
DECEMBER 31                       GROSS       NET       GROSS      NET      GROSS      NET      GROSS      NET       RATE
-----------                       -----       ---       -----      ---      -----      ---      -----      ---      -------
    1997......................     --          --        --        --        --        --        --        --         --%
    1996......................      1         .17        --        --        --        --         1       .17         --%
    1995......................      1         .05        --        --         1       .05        --        --        100%

                               DEVELOPMENT WELLS

                                   NUMBER OF
                                     WELLS
                                PARTICIPATED IN                   WORKING INTEREST COMPLETIONS
                                    BY THE           -------------------------------------------------------       NET
                                    COMPANY               OIL                  GAS                 DRY             WELL
YEAR ENDED                      ---------------      --------------      ---------------      --------------      SUCCESS
DECEMBER 31                     GROSS      NET       GROSS      NET      GROSS      NET       GROSS      NET       RATE
-----------                     -----      ---       -----      ---      -----      ---       -----      ---      -------
    1997....................       3       2.93       --        --         3        2.93       --        --        100%
    1996....................       3        .15       --        --         1         .05        2       .10         33%
    1995....................       1        .05       --        --         1         .05       --        --        100%

                    TOTAL EXPLORATORY AND DEVELOPMENT WELLS

                                   NUMBER OF
                                     WELLS
                                PARTICIPATED IN                   WORKING INTEREST COMPLETIONS
                                    BY THE           -------------------------------------------------------       NET
                                    COMPANY               OIL                  GAS                 DRY             WELL
YEAR ENDED                      ---------------      --------------      ---------------      --------------      SUCCESS
DECEMBER 31                     GROSS      NET       GROSS      NET      GROSS      NET       GROSS      NET       RATE
-----------                     -----      ---       -----      ---      -----      ---       -----      ---      -------
    1997....................      3        2.93       --        --         3        2.93       --        --        100%
    1996....................      4         .32       --        --         1         .05        3       .27         16%
    1995....................      2         .10       --        --         2         .10       --        --        100%

     At December 31, 1997, the Company had proved reserves of 113 thousand barrels of crude oil and 29 Bcf of natural gas with a present value of future net revenues of approximately $21 million. As of December 31, 1997, the Company owned an aggregate of 19.2 net (23 gross) natural gas wells and had 3.1 net (7 gross) wells in the process of drilling and completion.

SALE OF CRUDE OIL AND NATURAL GAS PRODUCTION

     During 1997, the Company's production of crude oil and natural gas was sold in the spot market and under short-term and long-term contracts. Approximately 44% of the Company's revenues from the crude oil and natural gas segment were derived from natural gas forward sales under a long-term agreement. During 1997, the Company entered into two forward sale arrangements for an aggregate of 32.7 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered through December 2002. The aggregate discounted cash price for the forward sales was approximately $97 million. Current deliveries required under the forward sales aggregate 20.2 Bcf of natural gas and 1.6 million barrels of crude oil in 1998 and 12.0 Bcf of natural gas thereafter. The Company has the right to modify and extend the delivery schedule on 16.4 Bcf of natural gas and 1.6 million barrels of crude oil beyond 1998 under certain circumstances as it acquires additional producing properties, with the required delivery volumes to be adjusted for the extended schedule. The forward sales were entered in connection with the Company's ongoing acquisition program and to permit the Company to take advantage of crude oil and natural gas trading opportunities. The Company has entered into commodity hedging arrangements for the purpose of limiting the risk of price volatility with respect to crude oil and natural gas that may be purchased in the future in the event the Company is unable to deliver enough volumes from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its delivery obligations under the forward sale arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

COMPETITION

     The crude oil and natural gas industry is highly competitive in exploration production and sale of crude oil and natural gas reserves and in the refining, processing and marketing of petroleum products. Competitors include foreign sovereignties, the major crude oil companies, independent crude oil and natural gas companies, individual producers, brokers and operators and major pipeline companies. Other sources of energy, such as coal and nuclear power, also provide competition and crude oil and natural gas produced in the United States are subject to significant competition from numerous foreign sources. The Company competes with many other companies having far greater financial resources than the Company; however, management believes that the financial resources currently available to the Company are sufficient to permit the Company to be in a position to compete effectively.

                           OTHER BUSINESS INFORMATION

EMPLOYEES

     At December 31, 1997, the Company employed 24 persons, including officers. None of the Company's employees are represented by a labor union.

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

     Petal Gas Storage Company, the Company's subsidiary that owns the Petal Facility ("Petal"), is subject to regulation under the Natural Gas Act of 1938, as amended, and to the jurisdiction of FERC. FERC regulates the transportation and sale for resale of natural gas in interstate commerce. Petal currently holds certificates of public convenience and necessity and is permitted to charge market based rates. Petal's tariff is on file at FERC and includes general terms and conditions of storage services. Petal provides firm and interruptible storage and transportation services on an open and non-discriminatory access basis under Part 284 of FERC's regulations. The interstate natural gas industry historically has been heavily regulated by federal and state government and the Company cannot predict what further actions FERC, state regulators or federal and state legislators may take in the future.

CRUDE OIL AND NATURAL GAS EXPLORATION AND PRODUCTION

     Regulation of the crude oil and natural gas exploration and production activities is pervasive. All jurisdictions (including the federal government in certain instances) in which the Company owns hydrocarbon properties impose certain restrictions on the production and sale of crude oil and natural gas, which often include requirements with respect to spacing of wells, preventing of waste of crude oil and natural gas resources, limiting days and rates of production, preventing and cleaning of pollution and other environmental requirements and prohibitions, obtaining drilling permits and similar matters. In addition, various of such jurisdictions impose safety regulations of other kinds on crude oil and natural gas operators.

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

     The Company has been named as a potentially responsible party for environmental remediation in three separate actions. Two of the actions have been brought in Louisiana state court by agencies of the State of Louisiana concerning properties operated by the Company in the 1920s and 1930s. In the first claim from the State of Louisiana, the Bankruptcy Court barred the State of Louisiana from asserting claims against the Company on the grounds that such claims had accrued prior to the Company's 1986 bankruptcy proceedings. In the second proceeding, the State of Louisiana prevailed in Bankruptcy Court and is seeking $4.5 million from all potentially responsible parties under state court proceedings. In the third action, an agency of the State of Indiana brought an action against the Company and others to recover approximately $1.8 million in remediation costs from a site on which a refinery was owned in the 1970s by a now-dissolved subsidiary of the Company. Although the cost of cleanup of these sites is currently estimated to involve the expenditure of funds by all potentially responsible parties in excess of $6 million, based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to such matters will have a material adverse impact on the Company's financial position.

ITEM 2. PROPERTIES

     For information with respect to the natural gas storage facility and crude oil and natural gas properties see "Item 1. Business -- Natural Gas Storage and Crude Oil and Natural Gas Exploration and Production".

OTHER PROPERTIES

     The general office of the Company in Shreveport, Louisiana, occupies approximately 55,000 square feet in the Crystal Building, which is owned by the Company through a wholly-owned subsidiary. The Company also owns various personal property, including computer equipment, transportation equipment and furniture and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     A subsidiary of the Company was named in a suit brought in 1979 alleging breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of the Caloosa 1974 Limited Partnership, of which the Company's subsidiary was general partner. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. The Company and plaintiff are currently in a mediation process. The Company does not believe that a recovery by plaintiff of a material amount is likely.

     For information with respect to environmental matters see "Item 1. Business -- Regulation -- Environmental Matters".

     The Company is currently a party to various other lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

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

                                                             1997
                                       ------------------------------------------------
                                                        QUARTER ENDED
                                       ------------------------------------------------
                                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                       --------   -------   ------------   -----------
High.................................   $38 1/4   $36 1/2      $39           $43 3/4
Low..................................    34 3/4    33 1/4       33 1/2        38 1/2

                                                             1996
                                       ------------------------------------------------
                                                        QUARTER ENDED
                                       ------------------------------------------------
                                       MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                       --------   -------   ------------   -----------
High.................................   $34 1/8   $34 1/2      $36 1/2       $36 1/4
Low..................................    29 1/4    32 3/4       32 5/8        35 1/4

     On March 23, 1998, the last reported sales price of the Common Stock on the AMEX was $42 1/4 per share. The number of holders of record of the Company's Common Stock as of March 23, 1998, was 382.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31
                                              --------------------------------------------------------
                                                1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Selected Financial Data:
  Revenues(2)(3)..........................    $ 19,753    $ 17,206    $ 11,518    $ 43,523    $ 35,940
  Income from operations before
     extraordinary item(2)(3)(4)..........       2,080       2,473       1,404       4,426       1,040
  Income per share from operations before
     extraordinary item(2)(4).............         .78         .93         .53        1.74         .41
  Income per share from operations before
     extraordinary item -- assuming
     dilution(2)(4).......................         .76         .91         .52        1.68         .40
  Cash dividends per common share.........          --          --          --          --          --
  At year-end:
     Total assets(1)(2)(3)................     293,562     169,593     173,445      91,940     117,334
     Long-term obligations(2)(3)(4).......      38,528      36,879      37,860         181      22,786
     Deferred revenue from sale of future
       contract receivables and forward
       sales(1)(2)........................     110,931      17,861      22,160          --          --
     Working capital(2)(3)(4).............      67,358      62,028      63,444      75,723      14,935
     Stockholders' equity(1)(2)...........     140,220     113,276     110,549      86,287      84,647

-------------------------
(1) In 1997, the Company's financial statements reflected the acquisition of the DeSoto Properties for approximately $11.9 million and the proceeds of approximately $97 million from the forward sale of crude oil and natural gas through an increase in fixed assets and marketable securities as well as deferred revenue from forward sales. In addition, the Company utilized a portion of its net operating loss carryforwards against the taxable income generated from the forward sales as well as revised the valuation allowance for deferred tax assets based upon the projections of future taxable income. As a result, the Company recorded an increase in stockholders' equity and net deferred tax assets of approximately $27.6 million in accordance with the accounting under quasi-reorganization.

(2) In 1996, revenues and results reflected the effect of natural gas storage operations for an entire year as FRGC was acquired during the second quarter of 1995. In 1995, the Company's financial statements reflected the financing of this acquisition with existing cash, the sale of five years of future storage contract receivables and borrowings under a long-term obligation. In addition, the acquisition resulted in an increase of approximately $24 million to total assets, net of accruals, and stockholders' equity as a result of the recognition and accounting treatment for the actual and expected utilization of certain operating loss and tax credit carryforwards generated prior to the Company's quasi-reorganization.

(3) In 1994, the Company disposed of substantially all of its crude oil and natural gas properties and related assets for approximately $98 million, net of expenses. This disposition resulted in a $12.5 million net gain on sale of assets, which is included in revenues, and an increase in working capital. In addition, the Company reviewed the carrying value of its remaining assets and liabilities and recorded additional net expense of approximately $854 thousand. The Company also reduced the carrying value of a project in the Russian Federation by approximately $2.0 million in the fourth quarter of 1994 in light of the continuing difficulties existing in the foreign country.

(4) In connection with the Company's 1994 disposition of crude oil and natural gas properties, the Company prepaid substantially all of its indebtedness and recorded an extraordinary charge for the early extinguishment of debt in the amount of approximately $3.8 million ($2.3 million net of taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should assist in the understanding of the Company's financial condition as of December 31, 1997, as compared to the prior fiscal year, as well as the Company's operating results for the three years ended December 31, 1997. Certain material events affecting the business of the Company are discussed in Items 1 and 3 of this report. The Notes to Consolidated Financial Statements contain detailed information that should be read in conjunction with this discussion.

GENERAL

     During the last three years, the Company has emphasized the utilization of its financial resources for acquisitions of businesses and assets that would generate income for the Company on a current basis and would benefit from the Company's tax position as well as present the opportunity for capital appreciation. To date, acquisitions have been in energy related business that can be acquired at attractive prices and operated by the Company without the addition of substantial corporate overhead and administrative expenses, such as the Company's 1995 acquisition of FRGC, the Company's 1997 acquisition of the DeSoto Properties and the Company's 1998 acquisition of the Petal Facility. In furtherance of the Company's acquisition strategy, the Company effected the two forward sale arrangements for natural gas and crude oil during 1997.

     The acquisition of the DeSoto Properties added over 29 Bcf of proved natural gas reserves and 85 thousand barrels of condensate to the Company's reserves. In addition, the Company is conducting a development program at the DeSoto Properties to supplement the existing 16 producing wells at the time of the acquisition. As of December 31, 1997, the development program at the DeSoto Properties resulted in three wells successfully completed and four wells in various stages of drilling and completion. Subsequent to the year ended December 31, 1997, the Company successfully completed all the wells previously in progress at the DeSoto Properties. A forward sale of natural gas was effected in conjunction with the purchase of the DeSoto Properties as a means of providing the Company with current value from the DeSoto Properties and to fund the development of the properties and the acquisition of new properties. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and from other natural gas owned, developed or purchased in the future. A second forward sale arrangement was entered into later in 1997 in conjunction with the unsuccessful bid by the Company for crude oil and natural gas properties. This latter forward sale arrangement was also intended to facilitate other potential property acquisitions and provides the Company with the ability to take advantage of crude oil and natural gas trading opportunities by setting a fixed price for the volumes sold.

     The Company's sale of accounts receivable at the time of the acquisition of the Hattiesburg Facility and the two forward sale arrangements for deliveries of natural gas and crude oil resulted in the Company recording an increase in stockholders' equity of $22.5 million in 1995 and $26.8 million in 1997 due to revisions to the valuation allowance for deferred tax assets. See "Provision for Income Taxes" and "Liquidity and Capital Resources".

     The Company is continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. Under the Company's acquisition strategy, the Company has and expects to continue reviewing acquisitions in the energy industry as well as other potential acquisition opportunities in other businesses or industries.

     The comparability of the Company's financial statements for the periods presented is affected by the impact of acquisitions on operations.

RESULTS OF OPERATIONS

  General

     The Company had net income of $2.1 million, $.78 per share, in 1997 compared to net income of $2.5 million, $.93 per share, and $1.4 million, $.53 per share, in 1996 and 1995, respectively. In comparison to 1996, the Company's 1997 operations reflected additional revenues of $2.5 million primarily as a result of an increase in natural gas revenues following the acquisition of the DeSoto Properties during the second quarter of 1997 and an increase in interest and investment income from the investment of proceeds from the forward sales. These increases were offset by additional expenses of $3.1 million resulting from the expansion in crude oil and natural gas activities, the effect of the amortization of discount from forward sales and a non-recurring charge of approximately $.8 million for the unsuccessful acquisition bid in certain crude oil and natural gas properties. In comparison to 1995, the Company's 1996 net income increased by $1.1 million primarily as a result of the effect of natural gas storage operations for an entire year in 1996 as FRGC was acquired during the second quarter of 1995.

  Natural Gas Storage

     The Company's natural gas storage activities provided revenues of $12.3 million, $12.6 million and $6.3 million and operating income of $8.3 million, $8.5 million and $4.1 million in 1997, 1996 and 1995, respectively. The natural gas storage revenues were primarily derived from firm long-term contracts totaling $11.0 million in each of 1997 and 1996 and $5.9 million in 1995 following the acquisition of FRGC. The remaining natural gas storage revenues of approximately $1.3 million, $1.6 million and $.4 million for 1997, 1996 and 1995, respectively, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Hattiesburg Facility. The storage revenues in 1997 reflected a lower demand for interruptible and winter storage due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of the Hattiesburg Facility beyond the use for firm storage services. In addition, the acquisition of the Petal Facility during the first quarter of 1998 is expected to contribute additional revenues from the natural gas storage segment in future periods.

     The Company's results from natural gas storage activities reflected operational expenses of $1.2 million and $1.3 million in 1997 and 1996, respectively, and depreciation and amortization of $2.8 million in each of 1997 and 1996. Following the acquisition of FRGC in June 1995, the Company's natural gas storage activities resulted in operational expenses and depreciation and amortization of $.7 million and $1.5 million, respectively.

  Crude Oil and Natural Gas Exploration and Production

     The Company's crude oil and natural gas segment contributed revenues of $2.5 million, $848 thousand and $433 thousand and operating income of $1.0 million, $86 thousand and $360 thousand in 1997, 1996 and 1995, respectively. Crude oil and natural gas revenues resulted from the Company's limited drilling activities in late 1995 and 1996 and the Company's acquisition of the DeSoto Properties. During 1997, the Company's operating income from crude oil and natural gas production activities reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense primarily from the effect of the acquisition of the DeSoto Properties during the second quarter of 1997. Revenues and expenses from the Company's crude oil and natural gas exploration and production segment are expected to increase in future periods as a result of the acquisition and development activities of the DeSoto Properties.

     The Company's production of crude oil in 1997, 1996 and 1995 was eleven thousand, twelve thousand and two thousand barrels, respectively. The production of natural gas in 1997, 1996 and 1995 was 934 thousand Mcf, 155 thousand Mcf and eight thousand Mcf, respectively. The Company's limited production in 1996 and 1995 resulted from a non-operator participation in a prospect development and exploration program. The Company's production of natural gas in 1997 was primarily derived from the acquisition and development program of the DeSoto Properties.

     The Company's limited production of crude oil and natural gas was sold in 1996 and 1995 at average prices of $21.50 per barrel and $19.00 per barrel of crude oil, respectively, and $2.79 per Mcf and $2.38 per Mcf of natural gas, respectively. The average prices received by the Company during 1997 were $19.09 per barrel of crude oil and $2.48 per Mcf of natural gas and such average price for natural gas reflected the effects of the sales under the forward contracts and commodity swap contracts.

     During 1997, the Company did not incur any unsuccessful exploration costs. Such exploration costs were $356 thousand and $50 thousand in 1996 and 1995, respectively, and reflected the level of exploratory drilling activity for unsuccessful exploratory wells.

INTEREST AND INVESTMENT INCOME

     The Company's interest and investment income was approximately $4.9 million in 1997 compared to approximately $3.5 million and $4.7 million in 1996 and 1995 respectively. The levels of investment income in 1997, 1996 and 1995 reflect the average investment in debt securities of approximately $85 million, $66 million and $76 million, respectively, and the effects the proceeds derived from the forward sales and utilization of available liquid assets to partially fund the acquisition of FRGC in June 1995. In addition, the average interest rate received by the Company on its investments was 5.76% in 1997, 5.30% in 1996 and 6.18% in 1995. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

DEPRECIATION, DEPLETION AND AMORTIZATION

     The Company recorded depreciation, depletion and amortization of $3.9 million, $3.3 million and $1.8 million in 1997, 1996 and 1995, respectively. In comparison to 1996, the increase of depreciation, depletion and amortization in 1997 was primarily attributable to increases in the volumes of natural gas production and the depletion rate per net equivalent barrel of production. Depreciation, depletion and amortization will also increase in future periods as a result of the acquisition and development activities of the DeSoto Properties, the acquisition of the Petal Facility during the first quarter of 1998 and any other properties that may be acquired. The increase in 1996 in comparison to 1995 was attributable to the depreciation and amortization of the Hattiesburg Facility and its related assets acquired in June 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense was approximately $3.4 million, $2.9 million and $3.8 million in 1997, 1996 and 1995, respectively. In comparison to 1996, the increase of general and administrative expense in 1997 resulted primarily from non-recurring expenses totaling approximately $.8 million relating to an unsuccessful bid for certain crude oil and natural gas properties during the third quarter of 1997. The acquisition of the DeSoto Properties did not result in any significant increase in general and administrative expense due to the consolidation of the acquired operations with its ongoing exploration and production activities. The Petal Facility is also expected to be operated by the Company without the addition of significant corporate overhead and administrative expenses. In comparison to 1995, the Company's general and administrative expenses reflects the reduction in the Company's staff during the first two quarters of 1995 as the Company completed the sale of crude oil and natural gas properties and suspended its foreign operations pending improvements in the political and economic climate in Russia.

INTEREST AND DEBT EXPENSE

     The Company's interest and debt expense was $3.3 million in each of 1997 and 1996 and $2.3 million in 1995. The Company's interest and debt expense reflected the incurrence of $36.5 million of long-term debt in the fourth quarter of 1995 for the permanent financing of the acquisition of FRGC. The Company's interest and debt financing for 1995 also reflected the bridge loan financing of $60 million in late June 1995 for the acquisition of FRGC. This borrowing was repaid in the fourth quarter of 1995 with the proceeds from the sale of future fixed contract receivables to be generated from the operation of the Hattiesburg Facility, the $36.5 million in long-term debt and existing cash.

AMORTIZATION OF DISCOUNT ON SALE OF FUTURE CONTRACT RECEIVABLES AND FORWARD
SALES

     In 1997, the Company's amortization of discount on sale of future contract receivables and forward sales was $3.4 million and reflected the amortization of discount on the Company's sale in November 1995 of future fixed contract receivables to be generated from firm gas storage services and the amortization of discount on the two forward sale transactions. This expense reflects the amortization of the discount of such contract receivables through June 30, 2000, the date through which the receivables were sold, and the amortization of discount on the natural gas forward sales through December 31, 2002, under the interest method. The amortization of discount on forward sales is expected to substantially increase in future periods primarily as a result of the 1997 forward sale transactions. The Company recorded an expense for the amortization of discount on sale of future contract receivables of approximately $1.5 million in 1996 and $141 thousand following the sale transaction in 1995.

PROVISION FOR INCOME TAXES

     Net income for 1997, 1996 and 1995 included provisions for income taxes of $1.4 million, $1.6 million and $962 thousand, respectively. In 1995, the provision for income taxes includes a noncash accounting charge required by virtue of the Company's quasi-reorganization in 1986 in an amount equal to the deferred income taxes that the Company would have recognized had it not been able to utilize its net operating loss carryforwards against such income taxes. As a result of the Company's quasi-reorganization accounting treatment, the current and future benefit from utilization of the income tax credits and net operating loss carryforwards accumulated prior to the Company's reorganization are recorded as an adjustment to additional paid-in capital. Exclusive of the net operating loss carryforwards and other tax benefits recognized following the acquisition of FRGC during 1995, $246 thousand was credited to additional paid-in capital as a result of utilization of such tax carryforwards during 1995.

     The completion of the Company's acquisition of FRGC and the subsequent financing therefor (including the sale of the future storage contract receivables) also resulted in the Company adjusting its tax assets in light of the taxable income generated or to be generated from the operation of the Hattiesburg Facility during the life of the Company's net operating loss carryforwards and other tax benefits and from the 1995 accounts receivable sale. This evaluation resulted in an upward adjustment to the Company's stockholders' equity of $22.3 million in 1995 associated with its reassessment of taxable income in light of the Company's forward sale of accounts receivable at the time of the acquisition of the Hattiesburg Facility. Of such increase $14.4 million related to tax benefits realized in 1995. This adjustment to the Company's tax assets did not affect net income for 1995 due to the accounting treatment required for the Company's 1986 quasi-reorganization and the fact that the Company's net operating loss carryforwards and certain of its other tax benefits relate to events prior to such reorganization. In addition, recognition of tax benefit carryforwards generated after the Company's quasi-reorganization resulted in a reduction of $2.6 million in the amount recorded as the carrying value of the gas storage facility.

     As a result of the forward sale arrangements, the Company recognized approximately $97 million in taxable income in 1997. The Company, however, was able to apply a portion of its net operating loss tax carryforwards against the tax that would otherwise have been paid. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $26.8 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had marketable securities of approximately $134.8 million and cash and cash equivalents of approximately $11.6 million compared to marketable securities of $53.9 million and cash and cash equivalents of $11.6 million at December 31, 1996. Approximately $70 million of such marketable securities are dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas if necessary to satisfy certain forward sale transactions. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

     The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the 1997 forward sale arrangements and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designated to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the forward sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged. The Company's hedging arrangements cover purchases of up to 22.6 Bcf of natural gas at prices ranging from $1.89 to $3.12 and up to 1.6 million barrels of crude oil at prices ranging from $20.26 to $21.21 per barrel.

     The gains or losses on the Company hedge contracts will be recognized as deliveries are made by the Company. Risks associated with the Company's hedge contracts arise primarily from the possible inability of a concentrated number of counterparties meeting their obligations under these contracts. The obligations of the counterparty's to the Company's existing hedge contracts are with a major investment grade financial institution or secured through an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

     As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust for approximately $42.7 million the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold with recourse to the Company or its subsidiaries, but certain subsidiaries of the Company (the "FRGC Parties") have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility. A subsidiary of the Company purchased approximately 47.3% of the interests in the trust. The net proceeds of $22.5 million from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during the receivables are to be generated. The amount of the deferred revenue reflected on the Company's Balance Sheet included the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the Trust that were purchased by the Company's subsidiary. The balance of deferred revenue from the sale of future contract receivables was approximately $13.2 million and $17.9 million as of December 31, 1997, and 1996, respectively. The discount between the funds received on the sale of the receivables and the scheduled payments thereunder is being amortized over the life of the receivables based on the discount rate applied in determining the sale price of the receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables."

     Simultaneously with the sale of the receivables, a subsidiary of the Company issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of the FRGC Parties. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     In conjunction with the sale of the receivables and the Notes, the FRGC Parties agreed to various covenants and agreements relating to the Hattiesburg Facility. Among such covenants and agreements were covenants (i) not to take certain actions that would materially adversely affect the receivables, (ii) with respect to the manner of operation of the Hattiesburg Facility and the other assets of the FRGC Parties, (iii) restricting the business of the FRGC Parties to the operation of the Hattiesburg Facility and restricting the expansion of the Hattiesburg Facility prior to the year 2000, (iv) requiring the continued ownership by the FRGC Parties of the Hattiesburg Facility and (v) restricting certain affiliated transactions.

     The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not further restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

     The Company's working capital position increased by approximately $5.4 million to $67.4 million at December 31, 1997, compared to $62.0 million at December 31, 1996, primarily as a result of the proceeds derived from the 1997 forward sale transactions net of the funds utilized for the acquisition of the DeSoto Properties. The Company generated net cash from operating activities of approximately $6.5 million, $6.0 million and $3.7 million during 1997, 1996 and 1995, respectively. Such net cash from operating activities primarily reflected the Company's involvement in natural gas storage operations since the acquisition of FRGC in June 1995 and exploration and production activities since the acquisition of the DeSoto Properties in May 1997.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

OTHER MATTERS

     Based on internal reviews, the Company is not expected to incur any significant expenditures to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

     As previously described under "Item 1. Business -- Regulation -- Environmental Matters", the Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to the cost of such remediation. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. The Company has accrued $1.5 million in 1995 and an additional $3.0 million in 1997 for defense and related costs resulting from such environmental claims against the Company. Because such claims relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 established standards for the disclosure of information about operating segments beginning with the results for the year ending December 31, 1998, and for each period thereafter, with restated comparative disclosures for earlier periods. Although this statement does not amend any existing accounting procedures, SFAS 131 requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. Although the Company has not fully determined the effects that the new statement will have on its 1998 consolidated financial statements, it expects to provide certain additional descriptive information about the operating segments.

     While the Company continues to be affected by fluctuations in the purchasing power of the dollar, inflation has not had a significant affect on the Company's earnings or financial condition in recent years.

FORWARD LOOKING STATEMENTS

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risks and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility and the Petal Facility, the use of the Company's existing net operating tax loss carryforwards, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana and the State of Indiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
  Crystal Oil Company:

     We have audited the consolidated balance sheets of Crystal Oil Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Oil Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
March 4, 1998, except as to Note R
which is as of March 12, 1998

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 11,550    $ 11,576
  Marketable securities.....................................      58,162      50,885
  Accounts receivable, net
     Gas storage............................................         562         653
     Crude oil and natural gas..............................         790         305
     Other receivables......................................          54          84
  Prepaid expenses and other................................         123         102
                                                                --------    --------
       TOTAL CURRENT ASSETS.................................      71,241      63,605
MARKETABLE SECURITIES.......................................      76,648       2,999
PROPERTY, PLANT AND EQUIPMENT
     Gas storage facilities.................................      93,436      93,414
     Producing and non-producing crude oil and natural gas
      properties............................................      20,096       2,047
     Land and building......................................       2,242       2,198
     Furniture, office equipment and other..................         915       1,027
                                                                --------    --------
                                                                 116,689      98,686
  Less allowances for depreciation and depletion............      (9,343)     (5,721)
                                                                --------    --------
       NET PROPERTY, PLANT AND EQUIPMENT....................     107,346      92,965
OTHER ASSETS
     Deferred tax assets....................................      34,649       6,422
     Restricted cash and marketable securities..............       1,901       1,963
     Others.................................................       1,777       1,639
                                                                --------    --------
                                                                  38,327      10,024
                                                                --------    --------
                                                                $293,562    $169,593
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations..................    $    517    $    271
  Accounts payable..........................................       2,904         796
  Other accrued expenses....................................         462         510
                                                                --------    --------
       TOTAL CURRENT LIABILITIES............................       3,883       1,577
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............      38,528      36,879
DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES
  AND FORWARD SALES.........................................     110,931      17,861
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  $.06 Senior convertible voting preferred stock
     (non-cumulative), $.01 par value; $1.00 liquidation
     preference; authorized 51,200,773; issued and
     outstanding 14,788,328.................................         148         148
  Common stock, $.01 par value; authorized 4,000,000 shares;
     issued and outstanding 2,668,122 and 2,665,622 shares,
     respectively...........................................          27          27
  Additional paid-in capital................................     122,020      97,156
  Retained earnings.........................................      18,025      15,945
                                                                --------    --------
       TOTAL STOCKHOLDERS' EQUITY...........................     140,220     113,276
                                                                --------    --------
                                                                $293,562    $169,593
                                                                ========    ========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                    (IN THOUSANDS EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Gas storage fees..........................................    $12,296    $12,568    $ 6,317
  Crude oil sales...........................................        210        258         38
  Natural gas sales.........................................      2,320        432         19
  Interest and investment income............................      4,852      3,495      4,695
  Other income..............................................         75        453        449
                                                                -------    -------    -------
                                                                 19,753     17,206     11,518
COSTS AND EXPENSES
  Gas storage operating expenses............................      1,011      1,082        587
  Crude oil and natural gas lease operating expense.........        567         45         14
  Taxes other than income tax...............................        780        665        543
  General and administrative expense........................      3,387      2,935      3,796
  Interest and debt expense.................................      3,265      3,259      2,252
  Amortization of discount on sale of future contract
     receivables and forward sales..........................      3,358      1,520        141
  Exploration cost..........................................         --        356         50
  Depreciation, depletion and amortization..................      3,896      3,281      1,769
                                                                -------    -------    -------
                                                                 16,264     13,143      9,152
                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES..................................      3,489      4,063      2,366
INCOME TAXES................................................      1,409      1,590        962
                                                                -------    -------    -------
NET INCOME..................................................    $ 2,080    $ 2,473    $ 1,404
                                                                =======    =======    =======
NET INCOME PER COMMON SHARE.................................    $   .78    $   .93    $   .53
                                                                =======    =======    =======
NET INCOME PER COMMON SHARE --
  ASSUMING DILUTION.........................................    $   .76    $   .91    $   .52
                                                                =======    =======    =======
CASH DIVIDENDS PER SHARE OF COMMON STOCK....................    $    --    $    --    $    --
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             SENIOR                ADDITIONAL
                                                            PREFERRED    COMMON     PAID-IN      RETAINED
                                                              STOCK      STOCK      CAPITAL      EARNINGS
                                                            ---------    ------    ----------    --------
                                                                           (IN THOUSANDS)
Balance at January 1, 1995..............................      $148        $26       $ 74,045     $12,068
  Net income............................................        --         --             --       1,404
  Issuance of common stock..............................        --          1          1,344          --
  Utilization of net operating loss carryforward and
     recognition of deferred tax assets.................        --         --         22,513          --
  Recognition of environmental remediation liability,
     net of tax.........................................        --         --         (1,000)         --
                                                              ----        ---       --------     -------
Balance at December 31, 1995............................      $148        $27       $ 96,902     $13,472
  Net income............................................        --         --             --       2,473
  Issuance of common stock..............................        --         --            254          --
                                                              ----        ---       --------     -------
Balance at December 31, 1996............................      $148        $27       $ 97,156     $15,945
  Net income............................................        --         --             --       2,080
  Issuance of common stock..............................        --         --             44          --
  Utilization of net operating loss carryforward and
     recognition of deferred tax assets.................        --         --         26,800          --
  Recognition of environmental remediation liability,
     net of tax.........................................        --         --         (1,980)         --
                                                              ----        ---       --------     -------
Balance at December 31, 1997............................      $148        $27       $122,020     $18,025
                                                              ====        ===       ========     =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                                  1997         1996         1995
                                                                  ----         ----         ----
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $   2,080    $   2,473    $   1,404
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of deferred financing cost...............          302          276           27
      Depreciation, depletion and amortization..............        3,896        3,281        1,769
      Exploration expenses..................................           --          356           50
      Provision in lieu of income taxes.....................           --           --          246
      Deferred income tax expense (benefit).................         (407)       1,387         (357)
      Net gain on sale of property, plant and equipment.....           --          (51)        (376)
      Net change in accrued interest income.................         (712)        (625)        (355)
      Decrease (increase) in accounts receivable............         (364)        (195)       4,264
      Decrease (increase) in prepaid expenses and other
         current assets.....................................          (21)         255          149
      Decrease (increase) in other assets...................         (311)         140           44
      Increase (decrease) in accounts payable and accrued
         expenses...........................................        2,060       (1,276)      (3,200)
                                                                ---------    ---------    ---------
    Net cash provided by operating activities...............        6,523        6,021        3,665
                                                                ---------    ---------    ---------
Cash flows from investing activities:
  Acquisition of First Reserve Gas Company, net of cash
    received................................................           --           --      (78,509)
  Acquisition of DeSoto Properties..........................      (13,514)          --           --
  Proceeds from sale of property, plant and equipment.......           --           66        2,310
  Capital expenditures......................................       (4,643)        (860)      (1,267)
  Purchase of marketable securities.........................     (169,989)    (117,736)    (156,461)
  Maturity of marketable securities.........................       89,775      118,924      102,369
  Investment of restricted funds............................           --       (1,807)          --
  Reduction of restricted funds.............................           62        1,320        5,087
  Other.....................................................           --          (26)        (365)
                                                                ---------    ---------    ---------
    Net cash used in investing activities...................      (98,309)        (119)    (126,836)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from short-term note payable to bank.............           --           --       60,000
  Repayment of short-term note payable to bank..............           --           --      (60,000)
  Increase in long-term obligations.........................           --           --       36,474
  Reduction in long-term obligations........................       (1,105)      (1,004)         (61)
  Proceeds from issuance of common stock....................           44          254        1,345
  Proceeds from sale of future contracts receivables........           --           --       22,504
  Reduction of deferred revenue from sale of future contract
    receivables and forward sales...........................       (4,786)      (4,299)        (344)
  Payment of costs for financing and sale of future
    contracts receivables...................................           --          (89)      (1,476)
  Proceeds from forward sales...............................       97,856           --           --
  Payment of costs for forward sale contracts...............         (249)          --           --
                                                                ---------    ---------    ---------
    Net cash provided by (used in) financing activities.....       91,760       (5,138)      58,442
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........          (26)         764      (64,729)
Cash and cash equivalents at beginning of year..............       11,576       10,812       75,541
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year....................    $  11,550    $  11,576    $  10,812
                                                                =========    =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................    $   2,963    $   3,089    $   2,045
                                                                =========    =========    =========
  Amortization of discount on sale of future contract
    receivables and forward sales...........................    $   3,358    $   1,520    $     141
                                                                =========    =========    =========
  Income taxes..............................................    $   1,985    $     207    $   1,368
                                                                =========    =========    =========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Crystal Oil Company and subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

     Business -- The Company's business activities include the operation of a natural gas storage facility near Hattiesburg, Mississippi (the "Hattiesburg Facility"), and the exploration and development of crude oil and natural gas in Louisiana, Mississippi and Texas. The Company engaged in the natural gas storage operation following the acquisition of the Hattiesburg Facility on June 19, 1995 (See Note C). A wholly-owned subsidiary of the Company, which serves as operator of the Hattiesburg Facility, is a regulated utility under the jurisdiction of the Mississippi Public Service Commission. The Company expanded its crude oil and natural gas exploration and development activities through the acquisition of various proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties"), on May 30, 1997 (See Note C). The comparability of the Company's financial statements for the periods presented is affected by the impact of acquisitions on operations.

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

     A valuation adjustment for the impairment of crude oil and natural gas properties is provided to the extent that the carrying amount of producing crude oil and natural gas properties and undeveloped lease and mineral rights for financial reporting purposes exceeds undiscounted future net cash flow from proved crude oil and natural gas reserves and the lower of cost or estimated fair market value of properties not being depleted. There was no valuation adjustments recorded for the year ended December 31, 1995. (See accounting policy under "Long-Lived Assets" for evaluation of crude oil and natural gas assets during the years ended December 31, 1997 and 1996.)

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

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

     Long-Lived Assets -- The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Under SFAS 121, crude oil and natural gas properties are evaluated by field for potential impairment; other long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not have an impairment in the carrying value of long-lived assets for the years ended December 31, 1997 and 1996, as a result of the evaluation under SFAS 121.

     Income Taxes -- Net operating loss carryforwards and other tax benefits are available to offset future federal and state income taxes. The future benefits from recognition of these benefits accumulated prior to the Company's 1986 reorganization are recorded as an adjustment to additional paid-in capital as a result of the quasi-reorganization accounting treatment (See Note H).

     Deferred Revenue and Amortization of Discount on Sale of Future Contract Receivables and Forward Sales -- The proceeds derived from the sale of future contract receivables in 1995 and forward sales in 1997 and their corresponding discount from scheduled payments and sales of crude oil and natural gas thereunder are recognized and amortized, based on the discount rate applied in determining the sales, over the period in which such revenues are generated and deliveries of crude oil and natural gas are made.

     Deferred Costs of Financing, Sale of Future Contract Receivables and Forward Sales -- The interest method is used to amortize deferred costs relating to long-term debt, sale of future contracts receivables and forward sales of crude oil and natural gas.

     Reclassifications -- Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in 1997.

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

     The Company also maintains operating balancing agreements with pipeline companies transporting natural gas into the storage facility in order to account for over and under deliveries of natural gas resulting from the difference between the volumes injected into or withdrawn from the storage facility through the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
pipelines and the volumes nominated for the customers utilizing the storage facility. The Company records an account payable or receivable to or from the pipeline companies for the over or under delivery of natural gas and adjusts the level of the Company's base natural gas in the storage facility. The Company settles the natural gas imbalances with the pipelines through the exchange of volumes in-kind or cash.

     Commodity Swap Contracts -- The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company's commodity swap contracts are recognized when the volumes of crude oil and natural gas being hedged are sold. The cash flows from futures contracts are accounted for as hedges for sales of crude oil and natural gas and are classified as operating activities in the consolidated statements of cash flows. Gains or losses from the termination of hedging contracts will be recognized over the original periods of such contracts. In the event that the Company enters into derivative financial instruments for trading purpose, the Company will recognize in earnings gains or losses from the commodity swap contracts based on current fair values.

NOTE B -- INVESTMENTS IN DEBT SECURITIES

     Under the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At December 31, 1997 and 1996, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to shareholder's equity.

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The following is a summary of the estimated fair value of available for sale securities by balance sheet classification:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Cash equivalents
  U. S. Government Agency Security..........................    $   497    $10,452
  Corporate debt security...................................      2,495         --
                                                                -------    -------
                                                                $ 2,992    $10,452
                                                                =======    =======
Current marketable securities
  U. S. Treasury bills......................................    $ 4,790    $35,420
  U. S. Treasury notes......................................      6,022         --
  U. S. Government Agency Securities........................     24,773      5,943
  Corporate debt securities.................................     22,577      9,522
                                                                -------    -------
                                                                $58,162    $50,885
                                                                =======    =======
Non-current marketable securities
  U. S. Treasury notes......................................    $ 4,583    $ 2,999
  U. S. Government Agency Securities........................     39,625         --
  Corporate debt securities.................................     32,440         --
                                                                -------    -------
                                                                $76,648    $ 2,999
                                                                =======    =======
Restricted funds
  U. S. Treasury bills......................................    $    94    $   156
                                                                =======    =======

     The estimated fair value of each investment approximates the amortized cost, and therefore, the unrealized gains or losses as of December 31, 1997 and 1996, are not significant.

NOTE C -- ACQUISITIONS

     On May 30, 1997, the Company consummated the acquisition of the DeSoto Properties for a total cash purchase price of approximately $11.9 million, net of adjustments and related acquisition costs of approximately $256 thousand. The acquisition was effective on March 1, 1997, and in accordance with the "purchase method" of accounting, the results of operations of the acquired properties are included in the Company's consolidated statements of operations for the period commencing on May 30, 1997. In addition, the Company acquired the working interest of various owners in the DeSoto Properties effective on July 1, 1997, for approximately $1.5 million.

     During 1997, the Company incurred approximately $.8 million in non-recurring expenses relating to an unsuccessful bid for certain crude oil and natural gas properties. These expenses have been included in general and administrative expense for the year ended December 31, 1997.

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The following supplemental unaudited proforma information reflects condensed results of operations of the Company as though FRGC had been acquired at January 1, 1995. The proforma information does not purport to be indicative of the results of operations of the Company that would actually have occurred had FRGC been acquired as of the beginning of the period or of the results of operations that would be obtained from the acquisition.

                                                               PRO FORMA YEAR ENDED
                                                                DECEMBER 31, 1995
                                                               --------------------
                                                               (IN THOUSANDS EXCEPT
                                                                PER SHARE AMOUNTS)
Total Revenues.............................................          $16,488
                                                                     =======
Net Income.................................................          $ 2,442
                                                                     =======
Net Income per Common Share................................          $   .93
                                                                     =======
Net Income per Common Share -- Assuming Dilution...........          $   .90
                                                                     =======

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

NOTE D -- ASSET DISPOSITIONS

     During 1995, the Company recognized a net gain of approximately $477 thousand from its ownership interest in four crude oil and natural gas drilling partnerships as a result of the sale of all of the partnership's crude oil and natural gas properties and related assets to Apache Corporation. Pursuant to the partnership agreements, the disposition transactions resulted in the liquidation of the partnerships and the Company received proceeds in the aggregate amount of $832 thousand in April 1995. In 1995, the Company also completed the sale of its interest in an exploratory project, a producing property in South Texas, various non-producing properties and surplus equipment and inventory for an aggregate consideration of approximately $1.1 million. The sale of the exploratory project and producing and non-producing properties resulted in a net gain of approximately $383 thousand. No gain or loss was realized on the surplus equipment and inventory sale.

     In 1995, the Company incurred charges of $484 thousand relating to severance and other costs associated with further staff reductions. These charges reflected an extension of the restructuring plan contemplated in connection with the sale of crude oil and natural gas assets in the prior year and were recorded as an offset to the gains on sales of crude oil and natural gas properties in 1995.

NOTE E -- DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES AND FORWARD
          SALES

     On June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 billion cubic feet ("Bcf") of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million (the "June 1997 Forward Sale"). Under the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

June 1997 Forward Sale, the Company entered into an obligation to deliver approximately .5 Bcf of natural gas during the fourth quarter of 1997 and between 2.2 Bcf and 4.2 Bcf of natural gas on an annual basis from 1998 through 2002. The June 1997 Forward Sale reflected a reference price for the natural gas sold that averaged $2.14 per MMbtu for 1997 and ranged between $1.88 and $2.34 per MMbtu for the years 1998 through 2002. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and from other natural gas owned, developed or purchased in the future.

     On September 30, 1997, the Company effected a forward sale of approximately
16.4 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered during 1998 at a discounted current cash price of approximately $70 million (the "September 1997 Forward Sale"). The proceeds from the September 1997 Forward Sale reflected a 6.5% discount rate and a reference price for the crude oil and natural gas sold that averaged $20.64 per barrel and $2.46 per Mcf, respectively, for 1998. The September 1997 Forward Sale was entered in connection with the Company's ongoing acquisition program, in particular a significant crude oil and natural gas property acquisition that the Company was bidding for but unsuccessful in acquiring during the third quarter of 1997, as well as position the Company to take advantage of crude oil and natural gas trading opportunities. Under the terms of the September 1997 Forward Sale, the Company has the right to modify and extend the delivery schedule beyond 1998 under certain circumstances as it acquires additional producing properties, with the required delivery volumes to be adjusted for the extended schedule.

     The Company currently intends to satisfy its obligations under the September 1997 Forward Sale with a combination of its existing production and reserves and production from various properties which the Company is actively seeking to acquire as well as with crude oil and natural gas that may be purchased in the future. To limit the risk of price volatility with respect to properties and reserves to be acquired to satisfy the Company's delivery obligations under the September 1997 Forward Sale, the Company has entered into various commodity hedging arrangements covering the crude oil and natural gas to be delivered in 1998 (See Note N).

     The proceeds from the June 1997 Forward Sale and September 1997 Forward Sale are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is being amortized over the life of the forward sale contract as the crude oil and natural gas are delivered and recorded as amortization of discount on forward sales. During 1997, the Company recognized a charge of approximately $2.2 million for the amortization of the discount on forward sales.

     In November 1995, Hattiesburg Gas Storage Company ("HGSC") and Hattiesburg Industrial Gas Sales Company ("HIGS"), indirect wholly-owned subsidiaries of the Company, sold to the FRGC Owner Trust, a newly formed Delaware business trust (the "Trust"), the right to receive payments on the firm storage contract receivables to be generated by them through June 30, 2000, from the operation of the Hattiesburg Facility (the "Hattiesburg Sold Receivables") for a total cash consideration of approximately $42.7 million, representing $50.6 million at 7.52% annualized discount on the receivables. The Hattiesburg Sold Receivables were sold without recourse to HGSC or the Company. However, HGSC, HIGS and FRGC agreed to be responsible for the payment of liquidated damages for certain breaches under the sales agreement that would materially and adversely impair the collection of the accounts receivable in the future and to self-insure against certain force majeure events to the extent they are not covered by insurance. The Company also has agreed to be responsible for the payment of up to $6 million during the remaining period through June 30, 2000, (subject to an annual $2 million reduction) of such liquidated damages and self-insurance under certain limited circumstances following a bankruptcy of HGSC, HIGS or FRGC (collectively, the "FRGC Parties"). The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility and HGSC's storage contracts, but excluding certain receivables to be generated after June 30, 2000.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

As of December 31, 1997, restricted funds of approximately $1.8 million also secured the obligations with respect to the Hattiesburg Sold Receivables.

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

     The net proceeds of $22.5 million from the Hattiesburg Sold Receivables in conjunction with funds of $36.5 million derived from long-term borrowings and existing cash were used by the Company for permanent financing of the acquisition of FRGC in 1995. Although HGSC and HIGS sold all of their rights and interests in the Hattiesburg Sold Receivables to the Trust and received payment therefor, the net proceeds from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which the Hattiesburg Sold Receivables are to be generated. The amount of the deferred revenue reflected on the Company's Balance Sheet included the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the Trust that were purchased by HGSC. The balance of deferred revenue from the sale of future contract receivables was approximately $13.2 million and $17.9 million as of December 31, 1997 and 1996, respectively. The discount between the funds received on the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate applied in determining the sale price of the Hattiesburg Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The Company recorded an expense of approximately $1.2 million, $1.5 million and $141 thousand for the amortization of discount on sale of future contract receivables in 1997, 1996 and 1995, respectively.

     The amount of Deferred Revenue from Sale of Future Contract Receivables and Forward Sales that will be amortized over the next five years will be approximately $81.8 million in 1998, $12.2 million in 1999, $8.1 million in 2000, $4.6 million in 2001 and $4.2 million in 2002.

NOTE F -- LONG-TERM OBLIGATIONS

                                                                  DECEMBER 31
                                                               ------------------
                                                                1997       1996
                                                                ----       ----
                                                                 (IN THOUSANDS)
8.12% Secured guaranteed notes, due in monthly amounts from
  July 2000 through July 2005..............................    $36,474    $36,474
Mortgage note to a bank at prime plus 1/4 of 1%............         10         10
Other......................................................      2,561        666
                                                               -------    -------
                                                                39,045     37,150
Less current portion.......................................       (517)      (271)
                                                               -------    -------
Amount classified as long-term.............................    $38,528    $36,879
                                                               =======    =======

     In November 1995, HGSC issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The net proceeds from the Notes, funds of $22.5 million derived from the sale of the Hattiesburg Sold Receivables and existing cash were used by the Company for permanent financing of the acquisition of FRGC in 1995. The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to Crystal Oil Company, are secured by substantially all the assets of the FRGC Parties, including the Hattiesburg Facility, HGSC's storage contracts, certain accounts receivable to be

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
generated after June 30, 2000, and a pledge of the cash flow from HGSC's 26.8% senior interest in the Trust. As of December 31, 1997, restricted funds of approximately $1.8 million, consisting of distributions from the trust that acquired the Hattiesburg Sold Receivables, had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     The FRGC Parties also agreed under the Indenture relating to the Notes to various restrictions on the distribution of assets from the FRGC Parties to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the FRGC Parties.

     The Company's amended credit facility with its banks relating to certain standby letters of credit (the "Credit Agreement") requires a cash collateral of 30% of the outstanding letters of credit. Accordingly, the Company's Balance Sheets as of December 31, 1997 and 1996, included marketable securities of $94 thousand and $156 thousand, respectively, which were classified as non-current restricted funds. The Credit Agreement prohibits the declaration and payment of any dividends on the Company's stock as long as there are outstanding letters of credit under the Credit Agreement, the latest of which will terminate on January 1, 2001.

     Maturities of debt obligations for each of the next five years are $517 thousand in 1998; $516 thousand in 1999; $3.5 million in 2000; $6.8 million in 2001; and $7.3 million in 2002.

NOTE G -- STOCKHOLDERS' EQUITY

     A summary of the Company's capital stock, as of December 31, 1997, is as follows:

                                                                                SHARES
                                                                  SHARES      ISSUED AND
                                                                AUTHORIZED    OUTSTANDING
                                                                ----------    -----------
$.06 Senior Convertible Voting..............................
  Preferred Stock (Non-Cumulative), $.01 par value ("Senior
     Preferred Stock"); $1.00 liquidation preference........    51,200,773    14,788,328
Common Stock, $.01 par value ("Common Stock")...............     4,000,000     2,668,122

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

     The Senior Preferred Stock has a $1 liquidation preference for each share outstanding. As a result, if the Company were to have been liquidated and its assets sold and its liabilities settled at the carrying values thereof at December 31, 1997, $14.8 million of the equity of the Company would have been attributed entirely to the Senior Preferred Stock.

     Holders of the Senior Preferred Stock are entitled to vote with the holders of the Common Stock, as a single class, for the election of directors and on all matters submitted to a vote of stockholders of the Company. Each share of Senior Preferred Stock is entitled to .001 of a vote.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The Company issued 2,500 shares, 11,500 shares and 67,750 shares of Common Stock during 1997, 1996 and 1995, respectively, for an aggregate consideration of approximately $44 thousand, $254 thousand and $1.3 million, respectively, pursuant to the Crystal Oil Company 1992 Employee Stock Option Plan (the "Option Plan") (See Note I).

     The table below shows the total number of shares of Common Stock which, at December 31, 1997, were reserved for future issuance upon conversion or exercise of the following securities:

                                                                SHARES RESERVED
                                                                ---------------
Senior Preferred Stock......................................         33,274
Warrants issued and outstanding.............................        449,308
Shares reserved for issuance pursuant to the Employee Stock
  Option Plan (See Note I)..................................        192,875
                                                                    -------
                                                                    675,457
                                                                    =======

     The Company's outstanding warrants allow its holders to purchase an aggregate of 449,308 shares of the Company's Common Stock at per share prices ranging from $97.78 to $325.93. The outstanding warrants expire on January 30, 1999.

     The Company has reserved for future issuance 192,875 shares of Common Stock that are issuable pursuant to an Employee Stock Option Plan. Of such shares reserved, options have been granted and are outstanding to purchase 115,250 shares of Common Stock (See Note I).

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

     The components of the provision for income taxes are:

                                                                 YEAR ENDED DECEMBER 31
                                                                -------------------------
                                                                 1997      1996     1995
                                                                 ----      ----     ----
                                                                     (IN THOUSANDS)
Federal:
  Current-Alternative Minimum Tax...........................    $1,628    $   --    $ 867
  Deferred tax expense (benefit)............................      (615)    1,387     (143)
State:
  Current...................................................       188       203      206
  Deferred tax expense......................................       208        --       32
                                                                ------    ------    -----
                                                                $1,409    $1,590    $ 962
                                                                ======    ======    =====

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The provision for income taxes vary from the amounts computed by applying the statutory rate as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                                ------------------------
                                                                 1997      1996     1995
                                                                 ----      ----     ----
                                                                     (IN THOUSANDS)
Amounts computed by applying statutory rate.................    $1,186    $1,381    $804
Benefit of state income taxes...............................       (64)      (69)    (80)
Other.......................................................        99        75      --
                                                                ------    ------    ----
                                                                 1,221     1,387     724
State income taxes..........................................       188       203     238
                                                                ------    ------    ----
                                                                $1,409    $1,590    $962
                                                                ======    ======    ====

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

     The significant components of deferred tax expense attributable to income from continuing operations for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Deferred tax expense (exclusive of the effects of other
  components below).........................................    $ 1,454    $ 3,143    $1,229
Provision in lieu of income taxes charged to paid in capital as a result of the Company's quasi-reorganization
  accounting treatment......................................         --         --       246
Net operating loss and tax benefit carryforwards............     (1,861)    (1,731)     (867)
Decrease in beginning of the year balance of valuation
  allowance for deferred tax assets.........................         --        (25)     (719)
                                                                -------    -------    ------
                                                                $  (407)   $ 1,387    $ (111)
                                                                =======    =======    ======

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows (in thousands):

                                                                  1997        1996
                                                                  ----        ----
Deferred tax assets:
  Crude oil and natural gas forward sale contracts..........    $ 34,549    $     --
  Sale of future contract receivables.......................       8,535      11,526
  Net operating loss carryforwards..........................      32,316      63,707
  Investment tax credit carryforward........................       2,555       3,622
  Percentage depletion carryforward.........................       2,661       2,539
  Alternative minimum tax credit carryforward...............       4,220       2,358
  State net operating loss carryforward.....................         581       2,132
  Other.....................................................         991         995
                                                                --------    --------
     Total gross deferred tax assets........................      86,408      86,879
     Less valuation allowance...............................     (35,075)    (62,609)
                                                                --------    --------
          Gross deferred tax assets net of valuation
           allowance........................................      51,333      24,270
Total gross deferred tax liability
  Property, plant and equipment -- valuation and
     depreciation...........................................     (16,684)    (17,848)
                                                                --------    --------
          Net deferred tax assets...........................    $ 34,649    $  6,422
                                                                ========    ========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of January 1, 1997 and 1996, was $35.1 million and $62.7 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996, were decreases of $27.6 million and $3.1 million, respectively. The June 1997 Forward Sale and September 1997 Forward Sale resulted in the Company recognizing approximately $97 million in taxable income. The Company, however, was able to utilize a portion of its net operating loss carryforwards against a substantial portion of such taxable income. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss tax carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $26.8 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences. The change in 1996 relates primarily to the expiration of investment tax credit carryforwards.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset at December 31, 1997, the Company will need to generate future taxable income of approximately $102 million in addition to the reversal of temporary taxable differences prior to the expiration of current and projected net operating loss carryforwards in 2020. The taxable income for 1997 totaled approximately $92.3 million while taxable loss of $5.1 million was generated in 1996. The taxable income for 1997 differed from income before taxes due primarily to the recognition of taxable income on forward sales. The taxable loss for 1996 differed from income before taxes due primarily to the recognition of taxable income on storage contracts previously recognized for tax purposes. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1997. The amount of the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     Investment tax credits and regular tax net operating loss carryforwards of $2.6 million and $95.1 million, respectively, are available for federal income tax purposes with $87.4 million expiring from 1998 to 2002. In addition, statutory depletion carryforwards and Alternative Minimum Tax credit carryforwards of $7.8 million and $4.2 million, respectively, are available for federal income tax purposes and have no expiration date. As a result of the Company's quasi-reorganization accounting treatment, the future benefit from utilization of any additional net operating loss carryforwards accumulated prior to the Company's reorganization, and not previously recognized, will be recorded as an adjustment to additional paid-in capital. During 1995, $246 thousand was credited to additional paid-in capital as a result of utilization of such tax carryforwards, exclusive of that recognized in connection with the acquisition of FRGC during 1995.

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS

     The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", in the financial statements in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost for employee stock compensation using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's Option Plan.

     The Company has an Option Plan intended to provide a means whereby certain key employees of the Company may obtain a proprietary interest in the continued development and financial success of the Company. The Option Plan provides for the granting of stock options in the aggregate amount of 300,000 shares of Common Stock and for a four-year vesting period on the basis of one-fourth vesting on each anniversary date of the date of grant and subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. The participants in the Option Plan became fully vested as a result of the disposition of substantially all of the Company's crude oil and natural gas properties in 1994. The determination of the individuals eligible to participate in the Option Plan and the allocation of stock options to the participants are administered by a committee of the Board of Directors. Under the program, options have been granted to employees at a price equal to the then-current market price and all of the options expire ten years after the date of grant.

     During 1997 and 1996 the Company granted 20,000 and 24,000 options, respectively, at market price. The weighted-average fair value of each of the options was estimated as of the date of grant to be $14.43 for the 1997 options and $14.32 for the 1996 options using an option-pricing model with the following assumptions: expected volatility -- 22.5%, risk-free interest rate -- 6.25%; dividend rate -- zero, and expected option life -- 7 years.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     Stock option transactions during 1997, 1996 and 1995 were as follows:

                                                 1997                   1996                   1995
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                          -------    --------    -------    --------    -------    --------
Outstanding at beginning of year......     97,750     $25.06      85,250     $22.50     135,500     $20.07
Granted...............................     20,000      34.50      24,000      32.75      17,500      31.13
Exercised.............................     (2,500)     17.50     (11,500)     22.08     (67,750)     19.87
Forfeited.............................         --                     --                     --
                                          -------                -------                -------
Outstanding at end of year............    115,250      26.86      97,750      25.06      85,250      22.50
                                          =======                =======                =======
Options exercisable at year-end.......     68,500                 60,625                 67,750
                                          =======                =======                =======
Weighted-average fair value of options
  granted during the year.............    $ 14.43                $ 14.32                $ 14.04
                                          =======                =======                =======

     The following table summarizes certain information about stock options at December 31, 1997:

                                                       OPTIONS OUTSTANDING
                                              --------------------------------------      OPTIONS EXERCISABLE
                                                              WEIGHTED                  -----------------------
                                                               AVERAGE      WEIGHTED                   WEIGHTED
                                               NUMBER OF      REMAINING     AVERAGE      NUMBER OF     AVERAGE
                                                OPTIONS      CONTRACTUAL    EXERCISE      OPTIONS      EXERCISE
         RANGE OF EXERCISE PRICES             OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
         ------------------------             -----------    -----------    --------    -----------    --------
$17.50 to $22.13..........................       53,750      5.07 years      $20.01       53,750        $20.01
$31.13 to $34.50..........................       61,500      8.29             32.86       14,750         31.79
                                                -------                                   ------
$17.50 to $34.50..........................      115,250      6.79             26.86       68,500         22.54
                                                =======                                   ======

     In accordance with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown in the following table.

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
                                                           (IN THOUSANDS EXCEPT
                                                            PER SHARE AMOUNTS)
Net Income
  As reported....................................    $2,080        2,473       $1,404
                                                     ======       ======       ======
  Pro forma......................................    $1,958        2,395       $1,378
                                                     ======       ======       ======
Net Income per Common Share
  As reported....................................    $  .78          .93       $  .53
                                                     ======       ======       ======
  Pro forma......................................    $  .73          .90       $  .52
                                                     ======       ======       ======
Net Income per Common Share, Assuming Dilution
  As reported....................................    $  .76          .91       $  .52
                                                     ======       ======       ======
  Pro forma......................................    $  .72          .88       $  .51
                                                     ======       ======       ======

     The Company provides a Retirement Savings Plan ("Savings Plan") for its eligible employees. The Savings Plan allows participants to defer a portion of their income through contributions to the Savings Plan pursuant to section 401(K) of the Internal Revenue Code. Effective on January 1, 1997, the Savings Plan provides for a matching contribution by the Company equivalent to 50% of each participant's contribution not

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
exceeding 4% of annual employee compensation with amounts being vested at a rate of 20% for each year of employment. The Company bears the administrative costs of the Savings Plan.

     The Company adopted the Crystal Oil Company Employee Stock Ownership Plan (the "ESOP"), effective January 1, 1993, for its eligible employees. Under the ESOP, the Company may contribute annually an amount, if any, determined by the Board of Directors in a specified percentage of total employee compensation, not to exceed 10%. All contributions are made to a trust for the benefit of the employees and are invested in shares of Common Stock to be purchased by an independent trustee in the open market. The Company may elect to make its contribution in the form of shares of Common Stock. The Board of Directors approved a contribution to the ESOP of $50 thousand in each of 1997, 1996 and 1995 or approximately 5% of total annual employee compensation in each year, which amounts were recorded as general and administrative expense. At December 31, 1997, 7,660 shares of the Company's Common Stock, purchased in the open market, are held in trust for the ESOP. The Company's contributions are subject to vesting based on the number of years that the employee is employed with the Company from and after January 1, 1993, with amounts being vested at a rate of 20% for each year of employment after the annual contribution, subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. In 1994, the participants in the ESOP became fully vested with respect to the contributions of the Company as a result of the disposition of substantially all of the Company's crude oil and natural gas properties. Employees are entitled to receive a single distribution of the number of vested shares in the employee's account following retirement, disability, death or termination of employment but may, in accordance with rules under the ESOP, elect to receive the entire distribution in cash based on the existing value of the Common Stock.

NOTE J -- NET INCOME PER SHARE

     A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three years ended December 31, 1997, follows. No difference existed between net income used in computing basic and diluted income per share for these years.

                                                                   1997          1996          1995
                                                                   ----          ----          ----
                                                                (WEIGHTED-AVERAGE SHARES OUTSTANDING)
Basic method................................................    2,666,135     2,661,863     2,629,011
Dilutive preferred stock....................................       33,274        33,274        33,274
Dilutive stock options......................................       38,392        32,373        41,198
                                                                ---------     ---------     ---------
Assuming dilution...........................................    2,737,801     2,727,510     2,703,483
                                                                =========     =========     =========

     Warrants representing the rights to acquire 449,308 shares in each of 1997, 1996 and 1995, respectively, were not considered in the computation of diluted earnings per share because any effects of the warrants would have been antidilutive.

NOTE K -- COMMITMENTS AND CONTINGENCIES

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

Consequently, the State of Louisiana filed a motion with the First Judicial District Court, Caddo Parish, Louisiana, that included the Company as a defendant in the state court proceedings.

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

     In 1991, the Company was named, among others, as a potentially responsible party ("PRP") for environmental clean-up by an agency of the State of Indiana and received an informational request concerning the Company's activities at a site located in Indiana. A now dissolved subsidiary of the Company owned a refinery on this site for a period of approximately four years during the 1970s. Except for such period, other parties have owned and engaged in operations on this site since the construction of the refinery in 1946. In 1996, the State of Indiana brought an action against the Company and others to recover approximately $1.8 million in remediation costs that was alleged to have been incurred by it from 1990 through 1994 for the environmental clean-up of this site. The Company has referred this claim to the Bankruptcy Court for the Western District of Louisiana on the basis that such claim is barred as a result of the Bankruptcy Proceeding. On September 29, 1997, the Company and the State of Indiana filed a joint motion in the Bankruptcy Court for the approval of a compromise between the parties and for an order barring all related claims from other parties against the Company. A hearing in Bankruptcy Court is currently scheduled for March 30, 1998.

     The Company's policy is to accrue environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. In light of the claims by the State of Louisiana, the State of Indiana and another claim previously resolved, the Company accrued $1.5 million in 1995 and an additional $3.0 million in 1997 for defense and related costs of such matters. Because the foregoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital.

     In July 1979, a suit styled "AGB Oil Company et al vs. The Charter Company, Charter Oil Company, and Crystal Exploration and Production Company", was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff is the limited partner of Caloosa 1974 Limited Partnership, a Colorado limited partnership, of which a subsidiary of the Company, Crystal Exploration and Production Company (formerly Charter Exploration and Production Company), is the general partner. The plaintiff claims compensatory damages of $10 million, punitive damages in an undetermined amount, interest and costs of litigation. The suit alleges breach of contract, breach of fiduciary duty, mismanagement and fraud in connection with the operation of Caloosa 1974 Limited Partnership. In recent years, the suit has been generally inactive. However, in 1996 the plaintiff amended its complaint and added Crystal Oil Company as a defendant to the lawsuit. In response, the Company referred this claim to the Bankruptcy Court for the Western District of Louisiana based on the consideration that such claim was barred as a result of the Bankruptcy Proceeding. The Company and plaintiff agreed to a stay with respect to the proceedings in Bankruptcy Court pending the results of a mediation process between the parties. The Company will continue the proceedings in Bankruptcy Court if the mediation process between the parties fails to provide satisfactory results. The Company does not believe that a recovery by plaintiff of a material amount is likely.

     The Company is currently a party to various other lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position or results of operations.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The Economic Recovery Tax Act of 1981, as supplemented by the Tax Equity and Fiscal Responsibility Act of 1982, provided for transactions that were structured in the form of a lease for tax purposes but, in substance, were solely the sale and purchase of tax benefits such as investment tax credits and deductions under the Accelerated Cost Recovery System. The sales agreements place restrictions on the disposal of assets and, in certain situations, require the Company to indemnify the tax lessor against loss of these tax benefits unless the purchaser of the assets assumes the obligations. In respect to certain disposition of assets during 1994, the purchasers agreed to assume the Company's obligations with respect to substantially all of the tax lease agreements in effect. However, the Company is required to maintain its current letters of credit to support the tax lease agreements assumed by the purchasers, and is subject to reimbursement from the purchasers of the assets for draws against the letters of credit. As of December 31, 1997, approximately $313 thousand of standby letters of credit are remaining and support the obligations with respect to the tax benefits sold. These letters of credit have quarterly fees of 3/4 of 1% per annum of the amount of the letters of credit from time to time outstanding. The Company's contingent obligations with respect to the letters of credit pursuant to the Company's Credit Agreement are secured by a collateral account maintained at the issuing bank with approximately $94 thousand in marketable securities. The balance of outstanding standby letters of credit decreases $127 thousand in 1998, $92 thousand in 1999, $69 thousand in 2000 and $25 thousand on January 1, 2001.

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

     The future minimum rental payments for all non-cancelable operating leases as of December 31, 1997, are immaterial. Rental expense on operating leases was not significant in 1997, 1996 and 1995.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE L -- CRUDE OIL AND NATURAL GAS COST DATA AND RESULTS OF OPERATIONS

     The following tables set forth certain data with respect to crude oil and natural gas acquisition, exploration, development and production activities.

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                1997     1996    1995
                                                                ----     ----    ----
                                                                   (IN THOUSANDS)
Acquisition of properties:
  Unproved..................................................  $    --    $ --    $158
  Proved....................................................   13,514      --      --
Exploration costs...........................................      908     148     866
Development costs...........................................    3,644     454     110

                                                                DECEMBER 31
                                                              ----------------
                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Aggregate capitalized costs (including work in progress):
  Crude oil and natural gas properties......................  $11,797   $2,047
  Undeveloped leases and mineral nterests...................    8,299       --
  Less accumulated depreciation and depletion...............   (1,151)    (332)
                                                              -------   ------
  Costs relating to crude oil and natural gas activities,
     net....................................................  $18,945   $1,715
                                                              =======   ======

     The following are the results of operations from exploration and production activities:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1997     1996    1995
                                                               ----     ----    ----
                                                                  (IN THOUSANDS)
Revenues:
  Sales to unaffiliated customers...........................  $2,530    $690    $ 57
  Other income..............................................      --     158     376
                                                              ------    ----    ----
     Total revenues.........................................   2,530     848     433
Production costs (lease operating expense and taxes)........     686      80      17
Exploration costs...........................................      --     356      50
Depreciation, depletion and impairment......................     812     326       6
                                                              ------    ----    ----
     Total costs............................................   1,498     762      73
                                                              ------    ----    ----
Results of operations before income tax.....................   1,032      86     360
Income tax(1)...............................................     351      29     122
                                                              ------    ----    ----
Results of operations.......................................  $  681    $ 57    $238
                                                              ======    ====    ====

-------------------------
(1) Results of operations from exploration and production activities reflect income taxes for comparative purposes. However, taxable income from operations is offset by the utilization of the Company's net operating loss carryforward.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                                       QUARTER ENDED
                                               -------------------------------------------------------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
                                               --------    -------    ------------    -----------     -----
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenues...................................     $4,464     $4,193        $4,660         $6,436       $19,753
                                                ======     ======        ======         ======       =======
Gross profit...............................     $3,215     $2,849        $3,082         $3,754       $12,900
                                                ======     ======        ======         ======       =======
Net income.................................     $  814     $  495        $  163         $  608       $ 2,080
                                                ======     ======        ======         ======       =======
Net income per common share................     $  .31     $  .19        $  .06         $  .23       $   .78
                                                ======     ======        ======         ======       =======
Net income per common share, assuming
  dilution.................................     $  .30     $  .18        $  .06         $  .22       $   .76
                                                ======     ======        ======         ======       =======

                                                                       QUARTER ENDED
                                               -------------------------------------------------------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
                                               --------    -------    ------------    -----------     -----
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
Revenues...................................     $4,506     $4,071        $4,213         $4,416       $17,206
                                                ======     ======        ======         ======       =======
Gross profit...............................     $3,194     $2,862        $2,949         $2,854       $11,859
                                                ======     ======        ======         ======       =======
Net income.................................     $  743     $  539        $  626         $  565       $ 2,473
                                                ======     ======        ======         ======       =======
Net income per common share................     $  .28     $  .20        $  .23         $  .21       $   .93
                                                ======     ======        ======         ======       =======
Net income per common share, assuming
  dilution.................................     $  .27     $  .20        $  .23         $  .21       $   .91
                                                ======     ======        ======         ======       =======

     Net income per common share for prior interim and annual periods was restated to conform with the provisions under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share".

NOTE N -- COMMODITY SWAP CONTRACTS

     The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the June 1997 Forward Sale and September 1997 Forward Sale (the "Forward Sales") and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designated to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the Forward Sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. At December 31, 1997, the Company had contracts with maturity through December 2002 covering the purchase of 22.4 Bcf of natural gas and 1.6 million barrels of crude oil with a notional

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
principal amount of $52.6 million and $33.5 million, respectively. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged.

     In connection with the June 1997 Forward Sale, the Company entered into a hedge contract for the purchase of approximately 40% of the Company's commitment for delivery of natural gas at monthly prices ranging from $1.89 to $2.35 per MMbtu during the period of September 1, 1997, through December 31, 2002. In connection with the September 1997 Forward Sale, the Company entered into a hedge contract covering 16.4 Bcf of natural gas and 1.6 million barrels of crude oil during the year 1998 at prices ranging from $2.27 to $3.12 per MMbtu of natural gas and from $20.26 to $21.21 per barrel of crude oil. The hedged volumes under this contract cover all the Company's commitment for delivery under the September 1997 Forward Sale. In addition, the Company purchased an option to acquire a hedge position with respect to crude oil to be delivered in 1998 and which was designed to limit the risk for the Company if the Company exercised its right to extend the delivery schedule under the September 1997 Forward Sale. The option expired on December 31, 1997, and the Company recognized a cost of approximately $95 thousand in 1997.

     The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company hedge contracts are recognized as deliveries are made by the Company. Risks associated with the Company's hedge contracts arise primarily from the possible inability of a concentrated number of counterparties meeting their obligations under these contracts. The obligations of the counterparty's to the Company's existing hedge contracts are with a major investment grade financial institution or secured through an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

     Unless otherwise noted, all transactions identified in the financial statements as hedging transactions are identified and accounted for as hedging transactions for income tax purposes pursuant to Treasury Regulations Section 1.1221-2T(c).

NOTE O -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company consistently invests its idle funds in debt securities through major banks. At December 31, 1997, the outstanding balance of these securities included approximately $3.0 million classified as cash equivalents and $134.8 million classified as marketable securities, $94 thousand of which are restricted funds, in the accompanying financial statements. Such investments consist of investment grade corporate and government obligations that are for terms of less than two years.

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

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE P -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1997 and 1996.

                                                                   1997                   1996
                                                            -------------------    -------------------
                                                            CARRYING     FAIR      CARRYING     FAIR
                                                             AMOUNT      VALUE      AMOUNT      VALUE
                                                            --------     -----     --------     -----
                                                                          (IN THOUSANDS)
Cash and cash equivalents...............................    $11,550     $11,550    $11,576     $11,576
Current marketable securities...........................     58,162      58,162     50,885      50,885
Non-current marketable securities.......................     76,648      76,648      2,999       2,999
Restricted cash and marketable securities...............      1,901       1,901      1,963       1,963
Long-term obligations, including current maturities.....     36,573      37,914     36,613      36,995
Deferred revenue from sale of future contract
  receivables...........................................     13,226      13,291     17,861      17,897

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

     The Company's commodity swap contracts serve as hedges to the forward sales of crude oil and natural gas and have no carrying value. Based on the net cost that would be required to terminate such contracts, the fair value of the swap contracts was an unfavorable amount of approximately $6.5 million at December 31, 1997.

     The carrying amounts of account receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments.

NOTE Q -- SEGMENT INFORMATION AND OTHER

     The Company's operations were primarily engaged in the natural gas storage segment after the acquisition of FRGC in June 1995 and expanded in the crude oil and natural gas exploration and production segment following the acquisition of the DeSoto Properties in May 1997. Operating profit for each segment includes total revenues less operating expenses and excludes general and administrative expenses, investment

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
income, amortization of discount on sale of future contracts receivables and forward sales, interest and debt expense and income taxes.

     The following table presents information relating to the Company's business segments included in its Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995:

                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Segment Revenues:
  Crude oil and natural gas exploration and production......    $ 2,530    $   848    $   433
  Natural gas storage.......................................     12,296     12,568      6,317
  Investment income and other...............................      4,927      3,790      4,768
                                                                -------    -------    -------
       Total................................................    $19,753    $17,206    $11,518
                                                                =======    =======    =======
Segment Operating Profit:
  Crude oil and natural gas exploration and production......    $ 1,032    $    86    $   360
  Natural gas storage.......................................      8,280      8,490      4,123
                                                                -------    -------    -------
       Operating profit.....................................      9,312      8,576      4,483
Corporate and general and administrative expense, net of
  investment income and other revenues......................        800        266        276
Amortization of discount on sale of future contract
  receivables and forward sales.............................     (3,358)    (1,520)      (141)
Interest and debt expense...................................     (3,265)    (3,259)    (2,252)
                                                                -------    -------    -------
                                                                $ 3,489    $ 4,063    $ 2,366
                                                                =======    =======    =======

     The identifiable assets of the Company, by segment, at December 31, 1997 and 1996 are as follows:

                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Crude oil and natural gas exploration and production........    $ 48,140    $  2,381
Natural gas storage.........................................      94,699      97,968
Corporate and other.........................................     150,723      69,244
                                                                --------    --------
       Total................................................    $293,562    $169,593
                                                                ========    ========

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     Depreciation and amortization expense and capital expenditure information for each segment is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1997      1996      1995
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Depreciation and Amortization Expense:
  Crude oil and natural gas exploration and production......    $  812    $  326    $    6
  Natural gas storage.......................................     2,776     2,759     1,495
  Corporate and other.......................................       308       196       268
                                                                ------    ------    ------
     Total..................................................    $3,896    $3,281    $1,769
                                                                ======    ======    ======

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1997      1996     1995
                                                                 ----      ----     ----
                                                                      (IN THOUSANDS)
Capital Expenditures:
  Crude oil and natural gas exploration and production......    $18,066    $602    $ 1,499
  Natural gas storage.......................................         24     176     78,509
  Corporate and other.......................................         67     108        133
                                                                -------    ----    -------
     Total..................................................    $18,157    $886    $80,141
                                                                =======    ====    =======

     During 1997 and 1996, the Company's operating revenues were primarily generated from the operation of the gas storage facility and specifically from the 15-year contracts, which expire in 2005, providing for firm capacity to twelve customers. The Company had a customer which accounted for $2.1 million (11% and 12%)of total revenue in each of 1997 and 1996, and another customer which accounted for $1.9 million (10% and 11%) of total revenue in each of 1997 and 1996.

NOTE R -- SUBSEQUENT EVENTS

     On March 12, 1998, the Company consummated the acquisition of Petal Gas Storage Company, an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million, net of adjustments. Petal Gas Storage Company owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 Bcf. The facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Natural Gas through a pipeline owned by HGSC, a subsidiary of the Company.

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

RESERVE INFORMATION

     The following tables present certain information regarding the Company's proved reserves, all of which are located in the United States. An independent review of the reserves was not obtained at December 31, 1997, 1996 and 1995. At December 31, 1997, the Company's reserves primarily reflected the acquisition of the DeSoto Properties on May 30, 1997. This acquisition added proved reserves of over 29 Bcf of natural gas and 85 thousand barrels of condensate to the Company's reserves. Prior to the acquisition in 1997, the Company's reserves were derived from the participation in drilling activities during 1996 and 1995 under a prospect development program. At January 1, 1995, the reserves related to the Company's interest in one South Texas field and its interest, through a subsidiary, in its four partnerships. All of such reserves were sold during the first quarter of 1995. The proved crude oil and natural gas reserves were estimated in all periods generally utilizing prices and costs then in effect. Actual future net cash flows will be affected by actual production, supply and demand for crude oil and natural gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. As required, the prices used in preparing the following tables are those in effect at the respective year ends presented, which may vary from prices subsequently received due to seasonal fluctuations or changes in the industry, except to extent prices are fixed and determinable from existing forward sale contracts or hedging arrangements. The timing of future cash flows from proved reserves, and thus their present value, is affected by the timing of the incurrence of expenses in connection with their development. In estimating future net cash flows and their present values, estimates were made about the Company's development drilling activities.

     Net Proved Crude Oil and Natural Gas Reserves The proved developed and undeveloped crude oil and natural gas reserves, all of which are located in the United States, are summarized below:

                                                                    DECEMBER 31
                                       ----------------------------------------------------------------------
                                                1997                    1996                    1995
                                       ----------------------   ---------------------   ---------------------
                                          OIL         GAS          OIL         GAS         OIL         GAS
                                          ---         ---          ---         ---         ---         ---
                                       (BARRELS)     (MCF)      (BARRELS)     (MCF)     (BARRELS)     (MCF)
Proved developed and undeveloped
  reserves:
  Beginning of period...............     26,055       633,319    119,943    1,057,483     18,947      799,073
  Revisions of previous estimates...        916      (258,619)   (85,009)    (510,544)        --           --
  Improved recovery (secondary).....         --            --         --           --         --           --
  Purchases of minerals in place....     84,695    29,208,856         --           --         --           --
  Extensions, discoveries, and other
     additions......................     11,879       110,402      3,247      241,075    122,084    1,065,075
  Production........................    (10,509)     (934,271)   (12,126)    (154,695)    (2,141)      (7,592)
  Sales of minerals in place........         --            --         --           --    (18,947)    (799,073)
                                        -------    ----------    -------    ---------    -------    ---------
  End of period.....................    113,036    28,759,687     26,055      633,319    119,943    1,057,483
                                        =======    ==========    =======    =========    =======    =========
Proved developed reserves:
  Beginning of period...............     22,808       392,244     77,292      632,570     18,947      799,073
                                        =======    ==========    =======    =========    =======    =========
  End of period.....................     76,701    13,490,798     22,808      392,244     77,292      632,570
                                        =======    ==========    =======    =========    =======    =========

     Estimated Standardized Measure of Discounted Future Net Cash Flows The estimated standardized measure of discounted future net cash flows and changes therein relating to proved crude oil and natural gas reserves are summarized below:

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                  1997       1995      1996
                                                                  ----       ----      ----
                                                                       (IN THOUSANDS)
Future cash inflows.........................................    $ 60,120    $3,206    $5,386
Future production costs.....................................     (14,129)     (186)     (552)
Future development costs....................................      (9,142)      (82)     (131)
                                                                --------    ------    ------
Future net cash flow, before income tax expense(1)(2).......      36,849     2,938     4,703
Annual discount of estimated future net cash flow(3)........     (15,868)     (358)     (908)
                                                                --------    ------    ------
Present value of future net cash flow before income
  taxes(4)..................................................      20,981     2,580     3,795
Future income tax expense discounted at 10%(5)..............          --        --        --
                                                                --------    ------    ------
Standardized measure of discounted future net cash
  flow(3)...................................................    $ 20,981    $2,580    $3,795
                                                                ========    ======    ======
Costs relating to crude oil and natural gas activities,
  net(6)....................................................    $ 18,945    $1,715    $1,938
                                                                ========    ======    ======

-------------------------
(1) In computing future net cash flow, crude oil and natural gas prices were based on year-end prices except to the extent that prices are fixed and determinable from existing forward sale contracts or hedging arrangements. No deductions have been made for general corporate overhead or any other indirect costs.

(2) Includes future net cash flow attributable to proved developed non-producing properties of $1.7 million and $1.3 million in 1997 and 1995, respectively. The future development costs are not significant in 1997 and 1995. In 1996, the proved developed reserves do not include non-producing properties.

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

(4) Includes the present value of future net cash flow before income taxes attributable to proved developed non-producing properties of $1.1 million in each of 1997 and 1995. In 1996, the proved developed reserves do not include non-producing properties.

(5) The future income tax expense varies primarily from the amount computed by applying statutory rates because of the benefits derived from the utilization of net operating loss carryforwards and other tax benefits available for tax purposes. Undiscounted future income taxes were none in 1997, 1996 and 1995.

(6) At December 31, 1997, includes approximately $16.5 million relating to the acquisition and the development of the DeSoto properties.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                     DECEMBER 31
                                                              --------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Balance at beginning of year................................  $ 2,580   $ 3,795   $  394
Sales and transfers of crude oil and natural gas produced,
  net of production costs...................................   (1,845)     (610)     (40)
Revisions for net change in price and production costs......     (320)      599       --
Revisions of previous quantity estimates....................     (827)   (2,179)      --
Estimated future development costs and other................     (481)     (143)      --
Sales of minerals in place..................................       --        --     (394)
Extensions, discoveries and improved recovery, less related
  costs.....................................................      348       739    3,835
Purchases of minerals in place..............................   21,268        --       --
Net change in income taxes, net of discount.................       --        --       --
Accretion of discount.......................................      258       379       --
                                                              -------   -------   ------
Balance at end of year......................................  $20,981   $ 2,580   $3,795
                                                              =======   =======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                               PAGE
                                                                               ----
(a)    1.      Financial Statements
               Crystal Oil Company and Subsidiaries:
                    Report of Independent Certified Public Accountants for       18
                    each year of the three years in the period ended
                    December 31, 1997......................................
                    Consolidated Balance Sheets as of December 31, 1997 and      19
                    1996...................................................
                    Consolidated Statements of Operations for each of the        20
                    three years in the period ended December 31, 1997......
                    Consolidated Statements of Stockholders' Equity for          21
                    each of the three years in the period ended December
                    31, 1997...............................................
                    Consolidated Statements of Cash Flows for each of the        22
                    three years in the period ended December 31, 1997......
                    Notes to Consolidated Financial Statements for each of       23
                    the three years in the period ended December 31,
                    1997...................................................
                    Supplemental Information (Unaudited)...................      45
       2.      Financial Statement Schedules for each of the three years in the period ended December 31, 1997
               Schedule II -- Valuation and qualifying accounts and              51
               reserves....................................................
               (All other schedules are omitted as the required information is inappropriate or presented in the Consolidated Financial
               Statements or related footnotes.)
       3.      Exhibits
       2.1     Asset Purchase Agreement Dated as of May 7, 1997, by and
               between Sawyer Energy, Inc. et. al. as Seller and Crystal
               Gas, L.L.C. as Buyer (Reference is made to report on Form
               10-Q filed by the Company for the period ended March 31,
               1997).
       3.1     Amended and Restated Articles of Incorporation of the
               Company, as amended. (Reference is made to Report on Form
               10-K filed by the Company for the period ended December 31,
               1993).
       3.2     By-laws of the Company, as amended through January 29, 1988
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1987).
       4.1     Credit Agreement dated March 31, 1995, (the "Credit
               Agreement"), between the Company and Bankers Trust Company,
               Morgan Guaranty Trust Company of New York and Texas Commerce
               Bank, National Association (Reference is made to Report on
               Form 10-Q filed by the Company for the period ended March
               31, 1995).
       4.2     Trust Agreement dated November 21, 1995, between Hattiesburg
               Gas Storage Company as Seller, Hattiesburg Industrial Gas
               Sales Company as Seller and Servicer and Wilmington Trust
               Company as Owner Trustee (Reference is made to Report on
               Form 10-K filed by the Company for the period ended December
               31, 1995).
       4.3     Indenture dated November 21, 1995, between Hattiesburg Gas
               Storage Company and Chemical Bank as Indenture Trustee
               (Reference is made to Report on Form 10-K filed by the
               Company for the period ended December 31, 1995).
       4.4     Article IV of the Amended and Restated Articles of
               Incorporation of the Company (Reference is made to Exhibit
               3.1 contained herein).

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
               November 10, 1994, between the Company and the Executives.
               (Reference is made to Report on Form 10-Q filed by the
               Company for the period ended September 30, 1994).
       10.10   Natural Gas Inventory Forward Sale Contract dated June 6,
               1997, between Crystal Gas L.L.C. and the Chase Manhattan
               Bank (Reference is made to Report on Form 10-Q filed by the
               Company for the period ended June 30, 1997).
       10.11   Crude Oil and Natural Gas Forward Sale Contracts dated
               September 30, 1997, between Crystal Properties and Trading
               Company and Mahonia Limited (Reference is made to Report on
               Form 10-Q filed by the Company for the period ended
               September 30, 1997).
       10.12   Guaranty Agreement dated September 30, 1997, between Crystal
               Oil Company and Mahonia Limited (Reference is made to Report on Form 10-Q filed by the Company for the period ended
               September 30, 1997).
      *11      Computation of Earnings Per Common Share.
       22      Subsidiaries of the Company (Reference is made to Report on
               Form 10-K filed by the Company for the period ended December
               31, 1995).
      *23      Consent of Independent Auditors dated March 25, 1998.
       27      Financial Data Schedule.

(b) Reports on Form 8-K

     None
-------------------------
(a) Management Incentive Compensation Plans
 *  Filed herein

                                                                     SCHEDULE II

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                    BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                                    BEGINNING     COSTS AND        OTHER                          END OF
ALLOWANCE FOR DOUBTFUL TRADE ACCOUNTS RECEIVABLE    OF PERIOD      EXPENSES     ACCOUNTS(B)    DEDUCTIONS(A)      PERIOD
------------------------------------------------    ----------    ----------    -----------    -------------    ----------
                                                                                (IN THOUSANDS)
Year ended December 31,
  1997.....................................            $ 44          $ 7            $--            $ --            $ 51
                                                       ====          ===            ===            ====            ====
  1996.....................................            $279          $36            $--            $271            $ 44
                                                       ====          ===            ===            ====            ====
  1995.....................................            $231          $48            $--            $ --            $279
                                                       ====          ===            ===            ====            ====

-------------------------
(A) Includes uncollectible trade accounts receivable charged-off during the year against the allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1998.

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

                                          By:      /s/ PAUL E. HOLMES

                                            ------------------------------------
                                                       Paul E. Holmes
                                                 Vice President/Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       SIGNATURE                          CAPACITY       DATE
                       ---------                          --------       ----

                 /s/ J. N. AVERETT, JR.                   Director  March 24, 1998
--------------------------------------------------------
                   J. N. Averett, Jr.

                /s/ GEORGE P. GIARD, JR.                  Director  March 24, 1998
--------------------------------------------------------
                  George P. Giard, Jr.

                 /s/ GARY S. GLADSTEIN                    Director  March 24, 1998
--------------------------------------------------------
                   Gary S. Gladstein

                                                          Director
--------------------------------------------------------
                      Robert Hodes

                 /s/ DONALD G. HOUSLEY                    Director  March 24, 1998
--------------------------------------------------------
                   Donald G. Housley

                  /s/ LIEF ROSENBLATT                     Director  March 24, 1998
--------------------------------------------------------
                    Lief Rosenblatt