Form 10-Q
period 1998-03-31
CRYSTAL OIL CO
filed 1998-05-14
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................. to ..................

Commission file number 1-8715


                           CRYSTAL OIL COMPANY
         -------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
------------------------------------------     ---------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
------------------------------------------     ---------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                    ----------------------

                             NOT APPLICABLE
--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                     ---                             ---

Common Stock outstanding on May 12, 1998         2,668,122
                                           -------------------

                           CRYSTAL OIL COMPANY

                                  INDEX

                                                                    Page No.
                                                                    --------
                                 Part I

Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    March 31, 1998 (Unaudited) and December 31, 1997                  3

  Consolidated Condensed Statements of Operations -
    Three Months Ended March 31, 1998 and 1997 (Unaudited)            4

  Consolidated Statement of Stockholders' Equity -
    Three Months Ended March 31, 1998 and 1997 (Unaudited)            5

  Consolidated Condensed Statements of Cash Flows -
    Three Months Ended March 31, 1998 and 1997 (Unaudited)            6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                       8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11


                                Part II


Item 6.  Exhibits and Reports on Form 8-K                            19

Signatures                                                           20

                             CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)

                                                      March 31     December 31
                            ASSETS                     1998           1997
                                                     ----------    -----------
                                                     (Unaudited)      (1)
CURRENT ASSETS
  Cash and cash equivalents                          $   16,754    $   11,550
  Marketable securities                                  27,204        58,162
  Accounts receivable - net                               1,913         1,406
  Prepaid expenses and other current assets                 855           123
                                                     ----------    ----------
    TOTAL CURRENT ASSETS                                 46,726        71,241

MARKETABLE SECURITIES                                    53,657        76,648

PROPERTY, PLANT AND EQUIPMENT - net                     142,605       107,346

OTHER ASSETS
  Deferred tax assets                                    30,025        34,649
  Restricted cash and marketable securities               3,991         1,901
  Others                                                  1,852         1,777
                                                     ----------    ----------
                                                         35,868        38,327
                                                     ----------    ----------

    TOTAL ASSETS                                     $  278,856    $  293,562
                                                     ==========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations           $      516    $      517
  Accounts payable                                        9,048         2,904
  Other accrued expenses                                    444           462
                                                     ----------    ----------
    TOTAL CURRENT LIABILITIES                            10,008         3,883

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION            38,371        38,528

DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
  RECEIVABLES AND FORWARD SALES                          89,662       110,931


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                    148           148
  Common stock                                               27            27
  Additional paid-in capital                            122,020       122,020
  Retained earnings                                      18,620        18,025
                                                     ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                          140,815       140,220
                                                     ----------    ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $  278,856    $  293,562
                                                     ==========    ==========

(1) The balance sheet at December 31, 1997, has been taken from the audited financial statements of the Company at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             ($ in Thousands Except Shares and Per Share Amounts)
                                 (Unaudited)


                                                             Three Months Ended
                                                                  March 31
                                                          -------------------------
                                                              1998         1997
                                                          -----------   -----------
NET REVENUES
  Gas storage fees                                        $     3,201   $     3,329
  Crude oil and natural gas                                     1,771           241
  Interest, investment and other income                         1,710           894
                                                          -----------   -----------
                                                                6,682         4,464

COSTS AND EXPENSES
  Operating expense and taxes                                     974           464
  General and administrative expense                              578           689
  Interest and debt expense                                       821           806
  Amortization of discount on sale of future
    contract receivables and forward sales                      1,830           329
  Depreciation, depletion and amortization                      1,421           873
                                                          -----------   -----------
                                                                5,624         3,161
                                                          -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        1,058         1,303

PROVISION FOR INCOME TAXES                                        463           489
                                                          -----------   -----------

NET INCOME                                                $       595   $       814
                                                          ===========   ===========


NET INCOME PER COMMON SHARE                               $       .22   $       .31
                                                          ===========   ===========


NET INCOME PER COMMON SHARE-
  ASSUMING DILUTION                                       $       .22   $       .30
                                                          ===========   ===========







     See accompanying notes to consolidated condensed financial statements.

                             CRYSTAL OIL COMPANY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               ($ in thousands)
                                 (Unaudited)

                                                         Three Months Ended
                                                               March 31
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $     148  $     148
                                                         ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                      27         27
                                                         ---------  ---------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning and end of period                 122,020     97,156
                                                         ---------  ---------

  RETAINED EARNINGS
    Balance at beginning of period                          18,025     15,945
      Net income                                               595        814
                                                         ---------  ---------

    Balance at end of period                                18,620     16,759
                                                         ---------  ---------

  TOTAL STOCKHOLDERS' EQUITY                             $ 140,815  $ 114,090
                                                         =========  =========






     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                   March 31
                                                           -------------------------
                                                              1998          1997
                                                           -----------   -----------
Cash flows from operating activities:
  Net income                                               $       595   $       814
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                       80            65
      Depreciation, depletion and amortization                   1,421           873
      Deferred income taxes                                        360           445
      Net loss on sale of property, plant and equipment             91             -
      Net change in accrued interest income                        820           416
      Increase in accounts receivable                             (109)         (323)
      Increase in prepaid expense and other
        current assets                                            (185)          (30)
      Increase in other assets                                    (724)            -
      Increase in accounts payable and
        accrued expenses                                         5,894            75
                                                           -----------   -----------

    Net cash provided by operating activities                    8,243         2,335
                                                           -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment              669             -
  Acquisition of Petal Gas Storage Company,
    net of cash received                                       (29,141)            -
  Capital expenditures                                          (4,179)          (52)
  Purchases of marketable securities                          (103,882)      (42,618)
  Maturity of marketable securities                            157,011        37,888
  Investment of restricted funds                                (2,127)            -
  Reduction of restricted funds                                     37            50
                                                           -----------   -----------

    Net cash provided by(used in)investing activities           18,388        (4,732)
                                                           -----------   -----------

Cash flows from financing activities:
  Reduction of long-term obligations                              (158)         (400)
  Reduction of deferred revenue from sale of
     future contract receivables and forward sales             (21,269)       (1,127)
                                                           -----------   -----------

    Net cash used in financing activities                      (21,427)       (1,527)
                                                           -----------   -----------

Net increase (decrease) in cash and cash equivalents             5,204        (3,924)

Cash and cash equivalents at beginning of period                11,550        11,576
                                                           -----------   -----------

Cash and cash equivalents at end of period                 $    16,754   $     7,652
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

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)

Supplemental disclosures of cash flow information:

                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                          1998       1997
                                                       ---------  ---------
Cash paid during the period for:

  Interest                                             $     741  $     741
                                                       =========  =========

  Amortization of discount on sale of
    future contract receivables and forward sales      $   1,830  $     329
                                                       =========  =========

  Income taxes                                         $      50  $      37
                                                       =========  =========





    See accompanying notes to consolidated condensed financial statements.

                          CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of March 31, 1998, and the consolidated condensed statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 established standards for the disclosure of information about operating segments beginning with the results for the year ending December 31, 1998, and for each period thereafter, with restated comparative disclosures for earlier periods. SFAS 131 requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. Even though the Company expects to provide additional descriptive information about its operating segments, SFAS 131 is not expected to impact how the Company currently reports its segment information.

Note 2.  Commitments and Contingencies

    The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005 and approximately $189 thousand in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $57 thousand in restricted marketable securities.

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

Note 3.  Net Income Per Share

    A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three month periods ended March 31, 1998 and 1997, follows. No difference existed between net income used in computing basic and diluted income per share for these periods.

                                             Three Months Ended March 31
                                             ---------------------------
(Weighted-average shares outstanding)             1998          1997
                                             -------------  ------------
Basic method                                     2,668,122     2,665,622

Dilutive preferred stock                            33,274        33,274

Dilutive stock options                              40,408        30,585
                                             -------------  ------------

Assuming dilution                                2,741,804     2,729,481
                                             =============  ============

Note 4.  Property Acquisition

    On March 12, 1998, the Company consummated the acquisition of Petal Gas Storage Company ("Petal Gas"), an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 Bcf. The facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. In addition, the cost of the gas storage facility includes costs associated with the deferred tax liability of $4.3 million resulting from the difference between the book and tax bases of the net assets acquired.

     The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of Petal Gas are included in the Company's consolidated statement of operations from the acquisition date.

Note 5.  Dispositions

    During the first quarter of 1998, the Company sold its interest in certain non-strategic undeveloped crude oil and natural gas properties for cash consideration of approximately $651 thousand and recognized a net loss on such disposition of approximately $91 thousand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the Company's financial condition as of March 31, 1998, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with this discussion.

    The Company currently owns and operates through wholly-owned subsidiaries, First Reserve Gas Company ("FRGC") and Petal Gas Storage Company ("Petal Gas"), two natural gas storage facilities located near Hattiesburg, Mississippi, and holds various interests in crude oil and natural gas properties in Louisiana and Mississippi.

Corporate Strategy

    The Company's corporate strategy is to expand its revenue generating asset base through the utilization of available financial resources for acquiring income producing assets and properties that would benefit from the Company's existing tax position and present potential for capital appreciation. To date, acquisitions have been in energy related business that can be acquired at attractive prices and operated by the Company without the addition of substantial corporate overhead and administrative expenses and have included the Company's 1995 acquisition of FRGC, the Company's 1997 acquisition of proved producing and undeveloped properties in the Bethany Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") and the Company's 1998 acquisition of Petal Gas described below.

    During the first quarter of 1998, the Company consummated the acquisition of Petal Gas, an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 Bcf (the "Petal Facility"). The Petal Facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. The Petal Facility compliments and provides opportunity for synergies with the natural gas storage facility owned by FRGC (the "Hattiesburg Facility") due to similarity in operations and proximity of less than one mile between locations.

    The Company is continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. Potential acquisitions include companies and assets in the energy industry as well as other industries. As of March 31, 1998, the Company's financial resources included $98 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. Approximately $55 million of such marketable securities are dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas that may be necessary to satisfy obligations under certain forward sale transactions.

    The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of FRGC in 1995 with the recourse primarily to FRGC and the assets and operations of the Hattiesburg Facility. Future acquisitions will likely involve a combination of the use of a portion of the Company's available cash and debt or other financing. To the extent possible, the Company will seek to limit the recourse of any financing to the business and assets acquired. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income for the three months ended March 31, 1998, of $595 thousand, or $.22 per basic share ($.22 per diluted share), compared to net income of $814 thousand, or $.31 per basic share ($.30 per diluted share), for the comparative period in 1997. In comparison to the three months ended March 31, 1997, the Company's operations for the three months ended March 31, 1998, reflected additional revenues of approximately $2.2 million primarily as a result of an increase in natural gas revenues from the acquisition of the DeSoto Properties during the second quarter of 1997 and an increase in interest and investment income from the investment of proceeds from the forward sales of crude oil and natural gas during the second and third quarters of 1997. These increases were offset by additional expenses of $2.5 million resulting from the expansion of crude oil and natural gas activities and the effect of the amortization of discount from forward sales of crude oil and natural gas.

    Natural Gas Storage

    The Company's natural gas storage activities for the three months ended March 31, 1998, provided revenues of $3.2 million and operating income of $2.1 million. For the three month period ended March 31, 1997, natural gas storage activities contributed revenues of $3.3 million and operating income of $2.3 million. Natural gas storage revenues derived from firm long-term contracts were $2.9 million and $2.8 million for the three month periods ended March 31, 1998 and 1997, respectively. The remaining natural gas storage revenues of approximately $.3 million and $.5 million for the three month periods ended March 31, 1998 and 1997, respectively, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. Revenues for the three month period ended March 31, 1998, reflected a lower demand for interruptible and other storage services due to milder weather conditions, which was partially offset by approximately $190 thousand in revenues from the Petal Facility. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of its facilities beyond the use for firm storage services. In addition, the acquisition of the Petal Facility during the first quarter of 1998 is expected to contribute additional revenues from the natural gas storage segment in future periods.

    During the three month period ended March 31, 1998, the Company's operating income from natural gas storage activities reflected operational expenses of $380 thousand and depreciation and amortization of $727 thousand. The Company's natural gas storage activities for the three month period ended March 31, 1997, included operational expenses of $303 thousand and depreciation and amortization of $690 thousand. The expenses for the natural gas storage segment are expected to increase in future periods as a result of the Petal Gas acquisition.

  Crude Oil and Natural Gas Exploration and Production

    The Company's crude oil and natural gas exploration and production segment for the three month period ended March 31, 1998, provided revenues of $1.8 million and operating income of $644 thousand. For the three month period ended March 31, 1997, the crude oil and natural gas exploration and production segment contributed revenues of $241 thousand and operating income of $84 thousand. Operating income from crude oil and natural gas production for the first quarter of 1998 reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense from the effect of the acquisition of the DeSoto Properties during the second quarter of 1997.

  Interest and Investment Income

    The Company's interest and investment income for the three month period ended March 31, 1998, was approximately $1.8 million and approximately $877 thousand for the comparative period in 1997. The levels of interest and investment income reflected an average investment in debt securities of $132 million and $63 million for the three month periods ended March 31, 1998 and 1997, respectively, and the effect of the proceeds derived from the forward sales during the second and third quarters of 1997, net of the funds utilized to satisfy forward sale obligations. The average interest rate received by the Company was 5.4% and 5.6% for the three month periods ended March 31, 1998 and 1997, respectively. The Company's investments of its liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three month period ended March 31, 1998, to $1.4 million from $873 thousand for the comparative period in 1997. The increase was primarily attributable to increases in the volumes of natural gas production following the acquisition of the DeSoto Properties during the second quarter of 1997. Depreciation, depletion and amortization will also increase in future periods as a result of the development activities of the DeSoto Properties and the acquisition of the Petal Facility during the first quarter of 1998.

  Interest and Debt Expense

    The Company's interest and debt expense for the three month period ended March 31, 1998, was $821 thousand and $806 thousand for the comparative period in 1997. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three month period ended March 31, 1998, the Company's amortization of discount on sale of future contract receivables and forward sales was $1.8 million and reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on two forward sale transactions entered into during the second and third quarters of 1997. The Company recorded an expense for the amortization of discount on sale of future contract receivables of approximately $329 thousand during the three month period ended March 31, 1997.

  General and Administrative Expense

    The Company's general and administrative expense for the three month period ended March 31, 1998, was approximately $578 thousand compared to approximately $689 thousand for the comparative period in 1997. The acquisition of the DeSoto Properties during the second quarter of 1997 did not result in any significant increase in general and administrative expense due to the consolidation of the acquired operations with its ongoing exploration and production activities. The Petal Facility is also expected to be operated by the Company without the addition of significant corporate overhead and administrative expenses.

  Provision for Income Taxes

    The results for the three month periods ended March 31, 1998 and 1997, included a provision for income taxes of $463 thousand and $489 thousand, respectively. The Company's provision for income taxes for the three month periods ended March 31, 1998 and 1997, included deferred tax expense and a corresponding reduction in deferred tax assets of approximately $360 thousand and $445 thousand, respectively, as a result of the reversal of previously existing temporary differences and the utilization of the Company's tax net operating loss carryforwards.

    As of March 31, 1998, the Company had a net deferred tax asset of approximately $30 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


Liquidity and Capital Resources

    At March 31, 1998, the Company had marketable securities and cash and cash equivalents of approximately $97.6 million compared to marketable securities and cash and cash equivalents of $146.4 million at December 31, 1997. During the first quarter of 1998, the Company utilized approximately $29 million for the acquisition of Petal Gas, approximately

$16 million to satisfy its obligations under the forward sale transactions entered into during 1997 and approximately $3.5 million for development drilling activities at the DeSoto Properties. As of March 31, 1998, approximately $55 million of the Company's investment in marketable securities is dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas that may be necessary to satisfy certain forward sale transactions. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    During 1997, the Company sold in a forward sale 32.7 billion cubic feet ("BCF") of natural gas and 1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are being recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is being amortized over the life of the forward sale contract as the crude oil and natural gas are delivered and recorded as amortization of discount on forward sales. Current deliveries required under the forward sales aggregate 15.4 Bcf of natural gas and 1.2 million barrels of crude oil during the remainder of 1998 and 12 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $78 million as of March 31, 1998.

    The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the forward sale arrangements entered during 1997 and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designed to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the forward sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged. The gains or losses on the Company's hedge contracts will be recognized as deliveries are made by the Company. As of March 31, 1998, the Company recorded an accounts payable of approximately $6.3 million with respect to its obligations under the forward sale contracts and commodity swap contracts.

    On April 14, 1998, as a result of increased natural gas production from the DeSoto Properties, the Company amended one of its commodity swap contracts to reduce the volumes hedged during the remainder of 1998 for consideration to the Company of approximately $330 thousand. Such gain will be recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract. Currently, the Company's hedging arrangements cover purchases of up to
17.4 Bcf of natural gas at prices ranging from $1.89 to $2.55 and up to 1.2 million barrels of crude oil at prices ranging from $20.26 to $20.89 per barrel.

     Risks associated with the Company's hedge contracts arise primarily from the possible inability of a concentrated number of counterparties meeting their obligations under these contracts. The Company's existing hedge contracts are with a major investment grade financial institution or secured by an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

    As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust for approximately $42.7 million the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company (the "FRGC Parties") have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility. A subsidiary of the Company purchased approximately 47.3% of the interests in the trust. The net proceeds of $22.5 million from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and are being recognized over the period during which the receivables are being generated. The amount of the deferred revenue reflected on the Company's Consolidated Condensed Balance Sheets include the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the trust that were purchased by the Company's subsidiary. The balance of deferred revenue from the sale of future contract receivables was approximately $12.0 million as of March 31, 1998. The discount between the funds received on the sale of the receivables and the scheduled payments thereunder is being amortized over the life of the receivables based on the discount rate applied in determining the sale price of the receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables."

    Simultaneously with the sale of the Hattiesburg receivables, a subsidiary of the Company issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of the FRGC Parties. In addition, the Company currently has outstanding a $1.5 million irrevocable letter of credit to support certain obligations with respect to the Notes.

    The Company's working capital position decreased by approximately $30.7 million to $36.7 million at March 31, 1998, compared to $67.4 million at December 31, 1997, primarily as a result of the utilization of existing funds for the acquisition of Petal Gas during the first quarter of 1998. The Company generated net cash from operating activities of approximately $8.2 million and $2.3 million during the three month periods ended March 31, 1998 and 1997, respectively. During the first quarter of 1998, the net cash from operating activities benefitted from an increase in accounts payable and accrued expenses of approximately $5.9 million.

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

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation cost. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of March 31, 1998, the Company has an accrued liability of approximately $2.3 million for defense and related costs resulting from such environmental claims against the Company. Because such claims relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was recorded net of related tax impact as an offset to additional paid-in capital.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *11    Computation of Earnings Per Common Share.

     *27    Financial Data Schedule

(b) Reports on Form 8-K

    None

----------------------
* Filed herein

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 1998.

                                           CRYSTAL OIL COMPANY




                                  BY:        /S/ J. N. AVERETT, JR.
                                     ------------------------------------------
                                                 J. N. Averett, Jr.
                                                     President
                                                    and Director
                                           (Principal Executive Officer)





                                  BY:        /S/ J. A. BALLEW
                                     ------------------------------------------
                                                 J. A. Ballew
                                             Senior Vice President,
                                                 Treasurer, and
                                            Chief Financial Officer




                                  BY:       /S/ PAUL E. HOLMES
                                     ------------------------------------------
                                               Paul E. Holmes
                                           Vice President/Controller
                                         (Principal Accounting Officer)