Form 10-Q
period 1998-06-30
CRYSTAL OIL CO
filed 1998-08-14
CIK 745907

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                         No___

Common Stock outstanding on August 11, 1998                2,668,122
                                             -----------------------

                               CRYSTAL OIL COMPANY

                                      INDEX


                                                                Page No.
                                                                --------

                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    June 30, 1998 (Unaudited) and December 31, 1997                3

  Consolidated Condensed Statements of Operations -
    Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)  4

  Consolidated Condensed Statements of Stockholders' Equity -
    Six Months Ended June 30, 1998 and 1997 (Unaudited)            5

  Consolidated Condensed Statements of Cash Flows -
    Six Months Ended June 30, 1998 and 1997 (Unaudited)            6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

                              Part II

Item 4.  Submission of Matters to a Vote of Security Holders      19

Item 6.  Exhibits and Reports on Form 8-K                         19

Signatures                                                        20


                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)

                                                          June 30           December 31
                        ASSETS                              1998              1997
                                                          --------          --------
                                                        (Unaudited)            (1)
CURRENT ASSETS
  Cash and cash equivalents                               $ 22,994          $ 11,550
  Marketable securities                                     23,725            58,162
  Accounts receivable - net                                  1,234             1,406
  Prepaid expenses and other current assets                    939               123
                                                          --------          --------
    TOTAL CURRENT ASSETS                                    48,892            71,241

MARKETABLE SECURITIES                                       33,901            76,648

PROPERTY, PLANT AND EQUIPMENT - net                        142,521           107,346

OTHER ASSETS
  Deferred tax assets                                       30,151            34,649
  Restricted cash and marketable securities                  1,864             1,901
  Others                                                     1,940             1,777
                                                          --------          --------
                                                            33,955            38,327
                                                          --------          --------
    TOTAL ASSETS                                          $259,269          $293,562
                                                          ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations                $    516          $    517
  Accounts payable                                           9,568             2,904
  Other accrued expenses                                       345               462
                                                          --------          --------
    TOTAL CURRENT LIABILITIES                               10,429             3,883

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION               38,172            38,528

DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
  RECEIVABLES AND FORWARD SALES                             70,077           110,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                       148               148
  Common stock                                                  27                27
  Additional paid-in capital                               122,020           122,020
  Retained earnings                                         18,396            18,025
                                                          --------          --------
    TOTAL STOCKHOLDERS' EQUITY                             140,591           140,220
                                                          --------          --------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                              $259,269          $293,562
                                                          ========          ========


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

                               CRYSTAL OIL COMPANY

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              ($ in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)


                                            Three Months Ended                  Six Months Ended
                                                 June 30                           June 30
                                        -------------------------          -----------------------
                                          1998              1997            1998              1997
                                        -------           -------          -------          -------
NET REVENUES
  Gas storage fees                      $ 3,690           $ 3,012          $ 6,891          $ 6,341
  Crude oil and natural gas               1,916               272            3,687              513
  Interest, investment and
    other income                          1,259               909            2,969            1,803
                                        -------           -------          -------          -------
                                          6,865             4,193           13,547            8,657

COSTS AND EXPENSES
  Operating expense and taxes             1,165               543            2,139            1,007
  General and administrative
    expense                                 725               669            1,303            1,358
  Interest and debt expense                 818               804            1,639            1,610
  Amortization of discount on
    sale of future contract
    receivables and forward
    sales                                 1,545               427            3,375              756
  Exploration cost                        1,300                --            1,300               --
  Depreciation, depletion and
    amortization                          1,677               903            3,098            1,776
                                        -------           -------          -------          -------
                                          7,230             3,346           12,854            6,507
                                        -------           -------          -------          -------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         (365)              847              693            2,150

PROVISION FOR INCOME
  TAXES (BENEFIT)                          (141)              352              322              841
                                        -------           -------          -------          -------

NET INCOME (LOSS)                       $  (224)          $   495          $   371          $ 1,309
                                        =======           =======          =======          =======


NET INCOME (LOSS) PER
  COMMON SHARE                          $  (.08)          $   .19          $   .14          $   .49
                                        =======           =======          =======          =======


NET INCOME (LOSS) PER COMMON
  SHARE - ASSUMING DILUTION             $  (.08)          $   .18          $   .14          $   .48
                                        =======           =======          =======          =======



     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)

                                                                  Six Months Ended
                                                                      June 30
                                                            ----------------------------
                                                              1998               1997
                                                            ---------          ---------
SENIOR PREFERRED STOCK
  Balance at beginning and end of period                    $     148          $     148
                                                            ---------          ---------

COMMON STOCK
  Balance at beginning and end of period                           27                 27
                                                            ---------          ---------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of period                              122,020             97,156
    Utilization of net operating loss carryforward
      and recognition of deferred tax assets                       --              6,800
    Recognition of environmental remediation
      liability, net of tax                                        --               (660)
                                                            ---------          ---------

  Balance at end of period                                    122,020            103,296
                                                            ---------          ---------

RETAINED EARNINGS
  Balance at beginning of period                               18,025             15,945
    Net income                                                    371              1,309
                                                            ---------          ---------

  Balance at end of period                                     18,396             17,254
                                                            ---------          ---------

TOTAL STOCKHOLDERS' EQUITY                                  $ 140,591          $ 120,725
                                                            =========          =========


     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               June 30
                                                                    -----------------------------
                                                                       1998                1997
                                                                    ---------           ---------
Cash flows from operating activities:
  Net income                                                        $     371           $   1,309
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                             158                 129
      Depreciation, depletion and amortization                          3,098               1,776
      Exploration cost                                                  1,300                  --
      Deferred income taxes                                               234                 734
      Net loss on sale of property, plant and equipment                    91                  --
      Net change in accrued interest income                               615                 (19)
      Decrease (increase) in accounts receivable                          570                (128)
      Increase in prepaid expense and other current assets               (808)               (206)
      Decrease (increase)in other assets                                 (381)                  1
      Increase in accounts payable and accrued expenses                 6,315                 226
                                                                    ---------           ---------

    Net cash provided by operating activities                          11,563               3,822
                                                                    ---------           ---------

Cash flows from investing activities:
  Acquisition of DeSoto Properties                                         --             (11,917)
  Acquisition of Petal Gas Storage Company,
    net of cash received                                              (29,141)                 --
  Proceeds from sale of property, plant and equipment                     669                  --
  Capital expenditures                                                 (7,042)               (119)
  Purchases of marketable securities                                 (113,092)            (58,878)
  Maturity of marketable securities                                   189,661              51,788
  Investment of restricted funds                                       (4,478)                 --
  Reduction of restricted funds                                         4,515                  55
                                                                    ---------           ---------

    Net cash provided by (used in) investing activities:               41,092             (19,071)
                                                                    ---------           ---------

Cash flows from financing activities:
  Reduction of long-term obligations                                     (357)               (622)
  Reduction of deferred revenue from sale of future
    contract receivables and forward sales                            (40,854)             (2,274)
  Proceeds from natural gas forward sale                                   --              14,120
  Payment of costs for natural gas forward sale contract                   --                (249)
                                                                    ---------           ---------

    Net cash provided by (used in) financing activities               (41,211)             10,975
                                                                    ---------           ---------

Net increase (decrease) in cash and cash equivalents                   11,444              (4,274)

Cash and cash equivalents at beginning of period                       11,550              11,576
                                                                    ---------           ---------

Cash and cash equivalents at end of period                          $  22,994           $   7,302
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

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                   Six Months Ended
                                                       June 30
                                                ----------------------
                                                 1998            1997
                                                ------          ------
Cash paid during the period for:

  Interest, net of amounts capitalized          $1,482          $1,481
                                                ======          ======

  Amortization of discount on sale of
    future contract receivables and
    natural gas forward sale                    $3,375          $  756
                                                ======          ======

  Income taxes                                  $   50          $  134
                                                ======          ======


     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of June 30, 1998, the consolidated condensed statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated condensed statements of stockholders' equity and cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 established standards for the disclosure of information about operating segments beginning with the results for the year ending December 31, 1998, and for each period thereafter, with restated comparative disclosures for earlier periods. SFAS 131 requires disclosures about an enterprise's components for which separate financial information is available and regularly used by the chief operating decision maker in allocating resources and assessing performance. Even though the Company expects to provide additional descriptive information about its operating segments, SFAS 131 is not expected to impact how the Company currently reports its segment information.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS No. 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

Note 2.  Commitments and Contingencies

    The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005 and approximately $186 thousand in standby letters of credit that relate to certain tax benefits transferred pursuant to safe harbor lease transactions. The Company's obligations with respect to the letters of credit for the safe harbor lease transactions are secured by approximately $56 thousand in restricted marketable securities.

    The Company has been named as a potentially responsible party for environmental remediation in three separate actions. Two of the actions have been brought in Louisiana state court by agencies of the State of Louisiana concerning properties operated by the Company in the 1920s and 1930s. In the first claim from the State of Louisiana, the Bankruptcy Court barred the State of Louisiana from asserting claims against the Company on the grounds that such claims had accrued prior to the Company's 1986 bankruptcy proceedings. In the second proceeding, the State of Louisiana prevailed in Bankruptcy Court and is seeking $4.5 million from all potentially responsible parties under state court proceedings. In the third action, an agency of the State of Indiana brought an action against the Company and other potentially responsible parties to recover the remediation costs from a site on which a refinery was owned in the 1970s by a now-dissolved subsidiary of the Company. On May 15, 1998, the Bankruptcy Court approved a compromise between the Company and the State of Indiana and barred other potentially responsible parties from asserting related claims against the Company. The order from the Bankruptcy Court is non-appealable and the Company will pay the settlement amount of $125 thousand upon the dismissal of the complaint for cost recovery in circuit court. Based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to the matters above will have a material adverse impact on the Company's financial position.

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

Note 3.  Net Income (Loss) Per Share

    A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income (loss) per share for the three and six month periods ended June 30, 1998 and 1997, follows. No difference existed between net income
(loss) used in computing basic and diluted income (loss) per share for these periods.

                                        Three Months Ended                   Six Months Ended
                                            June 30                               June 30
                                  ----------------------------          ----------------------------
                                     1998               1997               1998               1997
                                  ---------          ---------          ---------          ---------
Weighted-average shares
  outstanding

Basic method                      2,668,122          2,665,622          2,668,122          2,665,622

Dilutive preferred stock             33,274             33,274             33,274             33,274

Dilutive stock options               39,979             27,954             39,979             27,823
                                  ---------          ---------          ---------          ---------

Assuming dilution                 2,741,375          2,726,850          2,741,375          2,726,719
                                  =========          =========          =========          =========



Note 4.  Property Acquisition

    On March 12, 1998, the Company consummated the acquisition of Petal Gas Storage Company ("Petal Gas"), an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 billion cubic feet ("Bcf"). The facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. In addition, the cost of the gas storage facility includes costs associated with the deferred tax liability of $4.3 million resulting from the difference between the book and tax bases of the net assets acquired.

    The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of Petal Gas are included in the Company's consolidated condensed statements of operations from the acquisition date.

Note 5.  Dispositions

    During the first quarter of 1998, the Company sold its interest in certain non-strategic undeveloped crude oil and natural gas properties for cash consideration of approximately $651 thousand and recognized a net loss on such disposition of approximately $91 thousand.

Note 6.  Deferred Revenue From Forward Sales

    During 1997, the Company sold in a forward sale 32.7 Bcf of natural gas and
1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are being recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. Current deliveries required under the forward sales aggregate 10.4 Bcf of natural gas and 810 thousand barrels of crude oil during the remainder of 1998 and 12 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was reduced from approximately $ 98 million as of December 31, 1997, to approximately $59 million as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the financial condition of Crystal Oil Company and its subsidiaries (the "Company") as of June 30, 1998, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with this discussion.

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

    On March 12, 1998, the Company consummated the acquisition of Petal Gas from CMS Energy Corp. for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 billion cubic feet ("Bcf") (the "Petal Facility"). The Petal Facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. The Petal Facility compliments and provides opportunity for synergies with the natural gas storage facility owned by FRGC (the "Hattiesburg Facility") due to similarity in operations and proximity of less than one mile between locations.

    The Company is continuing to review additional acquisition opportunities with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. Potential acquisitions include companies and assets in the energy industry as well as other industries. As of June 30, 1998, the Company's financial resources included $81 million in cash, cash equivalents and marketable securities that could be utilized for future acquisitions. Approximately $40 million of such marketable securities are dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas that may be necessary to satisfy obligations under certain forward sale transactions.

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

Results of Operations

  General

    The Company recorded net income of $371 thousand, or $.14 per basic share ($.14 per diluted share) for the six month period ended June 30, 1998, compared to net income of $1.3 million or $.49 per basic share ($.48 per diluted share), respectively, for the comparative period in 1997. The Company realized a net loss of approximately $224 thousand, or $.08 per basic share ($.08 per diluted share) for the three months ended June 30, 1998, compared to net income of approximately $495 thousand, or $.19 per basic share ($.18 per diluted share). The results for the three and six month period ended June 30, 1998, included the effect of the acquisition of the DeSoto Properties on May 30, 1997, the acquisition of the Petal Facility during the first quarter of 1998, the forward sales of crude oil and natural gas late in the second quarter of 1997 and during the third quarter of 1997 and dry hole costs relating to the drilling of an unsuccessful exploratory well in South Louisiana during the second quarter of 1998. In comparison to the three and six month periods ended June 30, 1997, the Company's operations for the three and six month periods ended June 30, 1998, reflected additional revenues of approximately $2.7 million and $4.9 million, respectively, primarily as a result of an increase in natural gas revenues from the acquisition of the DeSoto Properties, additional natural gas storage revenues from the acquisition of the Petal Facility and an increase in interest and investment income from the investment of proceeds from the forward sales of crude oil and natural gas. These increases were offset by additional expenses of $3.9 million and $6.3 million for the three and six month periods ended June 30, 1998, resulting from the acquisition of natural gas storage operations, expansion of crude oil and natural gas activities, a dry hole charge of $1.3 million and the effect of the amortization of discount from forward sales of crude oil and natural gas.

    Natural Gas Storage

    The Company's natural gas storage activities for the three and six month periods ended June 30, 1998, provided revenues of $3.7 million and $6.9 million, respectively, and operating income of $2.1 million and $4.2 million, respectively. For the three and six month periods ended June 30, 1997, natural gas storage activities contributed revenues of $3.0 million and $6.3 million, respectively, and operating income of $2.0 million and $4.3 million, respectively. Natural gas storage revenues derived from firm long-term contracts were $3.5 million and $6.4 million for the three and six month periods ended June 30, 1998, and $2.8 million and $5.5 million for the comparative periods in 1997. The remaining natural gas storage revenues for the three and six month periods ended June 30, 1998 and 1997, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. Revenues for the three and six month periods ended June 30, 1998, reflected approximately $822 thousand and $1.0 million, respectively, in revenues from the Petal Facility which was partially offset by a lower demand for interruptible and other storage services due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of its facilities beyond the use for firm storage services. In addition, the acquisition of the Petal Facility during the first quarter of 1998 is expected to contribute additional revenues from the natural gas storage segment in future periods.

    During the three and six month periods ended June 30, 1998, the Company's operating income from natural gas storage activities reflected operational expenses of $624 thousand and $1.0 million, respectively, and depreciation and amortization of $949 thousand and $1.7 million, respectively. The Company's natural gas storage activities for the three and six month periods ended June 30, 1997, included operational expenses of $342 thousand and $645 thousand, respectively, and depreciation and amortization of $695 thousand and $1.4 million, respectively. The expenses for the natural gas storage segment reflected increases as a result of the Petal Gas acquisition.

  Crude Oil and Natural Gas Exploration and Production

    The Company's crude oil and natural gas exploration and production segment for the three and six month periods ended June 30, 1998, provided revenues of $1.9 million and $3.7 million, respectively, and an operating loss of $473 thousand and operating income of $171 thousand, respectively. For the three and six month periods ended June 30, 1997, the crude oil and natural gas exploration and production segment contributed revenues of $272 thousand and $513 thousand, respectively, and operating income of $53 thousand and $137 thousand, respectively. Operating results from crude oil and natural gas production reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense following the acquisition of the DeSoto Properties on May 30, 1997, and a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well in South Louisiana.

  Interest and Investment Income

    The Company's interest and investment income for the three and six month periods ended June 30, 1998, was approximately $1.3 million and $3.0 million, respectively. For the three and six month periods ended June 30, 1997, the Company's interest and investment income was approximately $901 thousand and $1.8 million, respectively. The levels of interest and investment income reflected an average investment in debt securities of $104 million and $61 million for the six month periods ended June 30, 1998 and 1997, respectively, and the effect of the proceeds derived from the forward sales late in the second quarter of 1997 and during the third quarter of 1997, net of the funds utilized to satisfy forward sale obligations. The average interest rate received by the Company was 5.7% and 5.9% for the six month periods ended June 30, 1998 and 1997, respectively. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three and six month periods ended June 30, 1998, to $1.7 million and $3.1 million, respectively, from $903 thousand and $1.8 million, respectively, for the comparative periods in 1997. The increase was primarily attributable to increases in the volumes of natural gas production following the acquisition and development activities of the DeSoto Properties as well as the acquisition of the Petal Facility.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and six month periods ended June 30, 1998, was $818 thousand and $1.6 million, respectively, and $804 thousand and $1.6 million, respectively, for the comparative periods in 1997. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three and six month periods ended June 30, 1998, the Company's amortization of discount on sale of future contract receivables and forward sales was $1.5 million and $3.4 million, respectively, and reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on two forward sale transactions entered into late in the second quarter of 1997 and during the third quarter of 1997. The Company recorded an expense for the amortization of discount on sale of future contract receivables of approximately $427 thousand and $756 thousand, respectively, during the three and six month periods ended June 30, 1997.

  General and Administrative Expense

    The Company's general and administrative expense for the three and six month periods ended June 30, 1998, was approximately $725 thousand and $1.3 million, respectively, compared to approximately $669 thousand and $1.4 million, respectively, for the comparative period in 1997. The acquisition of the DeSoto Properties during the second quarter of 1997 did not result in any significant increase in general and administrative expense due to the consolidation of the acquired operations with the Company's ongoing exploration and production activities. The Petal Facility is also expected not to add any significant corporate overhead and administrative expenses.

  Provision for Income Taxes

    The results for the three month period ended June 30, 1998, included an income tax benefit of approximately $141 thousand and for the six month period ended June 30, 1998, included a provision for income taxes of $322 thousand. For the three and six month periods ended June 30, 1997, the Company had a provision for income taxes of approximately

$352 thousand and $841 thousand, respectively. The Company's income tax benefit for the three month period ended June 30, 1998, included a deferred tax benefit and a corresponding increase in deferred tax assets of approximately $126 thousand. The Company's provision for income taxes included deferred tax expense and a corresponding reduction in deferred tax assets of approximately $234 thousand for the six month period ended June 30, 1998, and $289 thousand and $734 thousand, respectively, for the three and six month periods ended June 30, 1997, as a result of the reversal of previously existing temporary differences and the utilization of the Company's tax net operating loss carryforwards.

    As of June 30, 1998, the Company had a net deferred tax asset of approximately $30 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

    At June 30, 1998, the Company had marketable securities and cash and cash equivalents of approximately $80.6 million compared to marketable securities and cash and cash equivalents of $146.4 million at December 31, 1997. During the six months ended June 30, 1998, the Company utilized approximately $29 million for the acquisition of Petal Gas, approximately $32 million to satisfy its obligations under the forward sale transactions entered into during 1997 and approximately $6.0 million for development drilling activities at the DeSoto Properties. As of June 30, 1998, approximately $40 million of the Company's investment in marketable securities is dedicated to acquisitions of crude oil and natural gas properties as well as purchases of crude oil and natural gas that may be necessary to satisfy certain forward sale transactions. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    During 1997, the Company sold in a forward sale 32.7 Bcf of natural gas and
1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are being recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is being amortized over the life of the forward sale contract as the volumes of crude oil and natural gas are delivered and is being recorded as amortization of discount on forward sales. Current deliveries required under the forward sales aggregate 10.4 Bcf of natural gas and 810 thousand barrels of crude oil during the remainder of 1998 and 12 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $59 million as of June 30, 1998.

    The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the forward sale arrangements entered into during 1997 and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designed to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the forward sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged. The gains or losses on the Company's hedge contracts will be recognized as deliveries are made by the Company. As of June 30, 1998, the Company recorded an accounts payable of approximately $5.9 million with respect to its obligations under the forward sale contracts and commodity swap contracts.

    During the second quarter of 1998, as a result of increased natural gas production from the DeSoto Properties, the Company amended one of its commodity swap contracts to reduce the volumes hedged during the remainder of 1998 for consideration to the Company of approximately $501 thousand. Such gain will be recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract. Currently, the Company's hedging arrangements cover purchases of up to 12.5 Bcf of natural gas at prices ranging from $1.89 to $2.55 per MMbtu and up to 810 million barrels of crude oil at prices ranging from $20.26 to $20.61 per barrel.

    Risks associated with the Company's hedge contracts arise primarily from the possible inability of a concentrated number of counterparties to meet their obligations under these contracts. The Company's existing hedge contracts are with a major investment grade financial institution or are secured by an irrevocable letter of credit. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

    As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust for approximately $42.7 million the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company (the "FRGC Parties") have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility. A subsidiary of the Company purchased approximately 47.3% of the interests in the trust. The net proceeds of $22.5 million from such receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and are being recognized over the period during which the receivables are being generated. The amount of the deferred revenue reflected on the Company's Consolidated Condensed Balance Sheets include the amount of revenue generated from the sale less the Company's carrying value of the senior and subordinated interests in the trust that were purchased by the Company's subsidiary. The balance of deferred revenue from the sale of future contract receivables was approximately $10.8 million as of June 30, 1998. The discount between the funds received on the sale of the receivables and the scheduled payments thereunder is being amortized over the life of the receivables based on the discount rate applied in determining the sale price of the receivables and is being recorded as "Amortization of Discount on Sale of Future Contract Receivables."

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

    The Company's working capital position decreased by approximately $28.9 million to $38.5 million at June 30, 1998, compared to $67.4 million at December 31, 1997, primarily as a result of the utilization of existing funds for the acquisition of Petal Gas during the first quarter of 1998. The Company generated net cash from operating activities of approximately $11.6 million and $3.8 million during the six month periods ended June 30, 1998 and 1997, respectively. During the six month period ended June 30, 1998, the net cash from operating activities benefitted from an increase in accounts payable and accrued expenses of approximately $6.3 million.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

  Other Matters

    Based on internal reviews, the Company is not expected to incur any significant expenditures to modify its computer information systems to enable proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be incurred to have a material effect on its financial position or results of operations.

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation cost. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of June 30, 1998, the Company has an accrued liability of approximately $2.2 million for defense and related costs resulting from such environmental claims against the Company.

Forward Looking Statements

    Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risks and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility and the Petal Facility, the use of the Company's existing net operating tax loss carryforwards, the Company's successful execution of its acquisition strategy and internal operating plans, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders was held on June 4, 1998, in New Orleans, Louisiana. Three proposals were submitted to shareholders as described in the Company's Proxy Statement dated April 29, 1998, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholders votes.


                                                  Votes in         Votes
                                                   Favor      Withheld/Against
                                                 ---------    ----------------
    Election of six directors:
        J. N. Averett, Jr.                       2,552,791          46,948
        George P. Giard, Jr.                     2,552,966          46,773
        Gary S. Gladstein                        2,552,965          46,774
        Robert B. Hodes                          2,552,966          46,773
        Donald G. Housley                        2,552,966          46,773
        Lief D. Rosenblatt                       2,552,965          46,774


                                              Votes in      Votes
                                                Favor      Against     Abstain
                                              --------     --------    -------
Proposal to increase the number of
  authorized shares of the Company's
  common stock                                2,444,271    154,150         376

Proposal for ratification of
  appointment of independent auditors         2,579,899     20,099         751


    There were 942 broker non votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *11    Computation of Earnings Per Common Share.

     *27    Financial Data Schedule

(b) Reports on Form 8-K

    None

------------

* Filed herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 1998.

                                        CRYSTAL OIL COMPANY




                                        BY:      /S/ J. N. AVERETT, JR.
                                           -------------------------------------
                                                 J. N. Averett, Jr.
                                                     President
                                                    and Director
                                           (Principal Executive Officer)





                                        BY:      /S/ J. A. BALLEW
                                           -------------------------------------
                                                 J. A. Ballew
                                             Senior Vice President,
                                                 Treasurer, and
                                            Chief Financial Officer




                                        BY:     /S/ PAUL E. HOLMES
                                           -------------------------------------
                                                Paul E. Holmes
                                           Vice President/Controller
                                         (Principal Accounting Officer)