Form 10-Q
period 1998-09-30
CRYSTAL OIL CO
filed 1998-11-12
CIK 745907

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------
Commission file number 1-8715


                               CRYSTAL OIL COMPANY
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
 --------------------------------              -------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
 ----------------------------------------      -------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
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

                 Yes   X                           No
                     -----                            -----

Common Stock outstanding on November 10, 1998         2,668,122
                                              ----------------------------------

                           CRYSTAL OIL COMPANY

                                  INDEX


                                                                Page No.
                                                                --------
                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    September 30, 1998 (Unaudited) and December 31, 1997           3

  Consolidated Condensed Statements of Operations -
    Three and Nine Months Ended
    September 30, 1998 and 1997 (Unaudited)                        4

  Consolidated Condensed Statements of Stockholders' Equity -
    Nine Months Ended
    September 30, 1998 and 1997 (Unaudited)                        5

  Consolidated Condensed Statements of Cash Flows -
    Nine Months Ended
    September 30, 1998 and 1997 (Unaudited)                        6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11

                                 Part II


Item 6.  Exhibits and Reports on Form 8-K                         20

Signatures                                                        21

                              CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)


                                                   September 30  December 31
                                    ASSETS             1998         1997
                                                   ------------  -----------
                                                    (Unaudited)      (1)

CURRENT ASSETS
  Cash and cash equivalents                         $   27,044    $   11,550
  Marketable securities                                 26,882        58,162
  Accounts receivable - net                              1,211         1,406
  Prepaid expenses and other current assets                791           123
                                                    ----------    ----------
    TOTAL CURRENT ASSETS                                55,928        71,241

MARKETABLE SECURITIES                                    5,418        76,648

PROPERTY, PLANT AND EQUIPMENT - net                    144,010       107,346

OTHER ASSETS
  Deferred tax assets                                   29,840        34,649
  Restricted cash and marketable securities              1,864         1,901
  Other                                                  2,122         1,777
                                                    ----------    ----------
                                                        33,826        38,327
                                                    ----------    ----------
    TOTAL ASSETS                                    $  239,182    $  293,562
                                                    ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations          $      516    $      517
  Accounts payable                                       8,529         2,904
  Other accrued expenses                                   712           462
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                            9,757         3,883

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION           38,080        38,528

DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
  RECEIVABLES AND FORWARD SALES                         50,244       110,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                   148           148
  Common stock                                              27            27
  Additional paid-in capital                           122,020       122,020
  Retained earnings                                     18,906        18,025
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                         141,101       140,220
                                                    ----------    ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  239,182    $  293,562
                                                    ==========    ==========


(1) The balance sheet at December 31, 1997, has been taken from the audited financial statements at that date, and condensed.

    See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)


                                      Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                          ------------             ------------
                                      1998          1997         1998         1997
                                      ----          ----         ----         ----

NET REVENUES
  Gas storage fees                $     3,656   $     2,949  $    10,547   $     9,290
  Crude oil and natural gas             1,873           644        5,560         1,157
  Interest, investment and
   other income                         1,027         1,067        3,996         2,870
                                  -----------   -----------  -----------   -----------
                                        6,556         4,660       20,103        13,317

COSTS AND EXPENSES
  Operating expense and taxes           1,011           617        3,150         1,624
  General and administrative
    expense                               791         1,272        2,094         2,630
  Interest and debt expense               817           832        2,456         2,442
  Amortization of discount on
    sale of future contract
    receivables and forward sales       1,214           686        4,589         1,442
  Exploration cost                          5             -        1,305             -
  Depreciation, depletion and
    amortization                        1,805           986        4,903         2,762
                                  -----------   -----------  -----------   -----------
                                        5,643         4,393       18,497        10,900
                                  -----------   -----------  -----------   -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                        913           267        1,606         2,417

PROVISION FOR INCOME TAXES                403           104          725           945
                                  -----------   -----------  -----------   -----------

NET INCOME                        $       510   $       163  $       881   $     1,472
                                  ===========   ===========  ===========   ===========


NET INCOME PER COMMON SHARE       $       .19   $       .06  $       .33   $       .55
                                  ===========   ===========  ===========   ===========


NET INCOME PER COMMON SHARE -
  ASSUMING DILUTION               $       .19   $       .06  $       .32   $       .54
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

                                    CRYSTAL OIL COMPANY
               CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    ($ in thousands)
                                       (Unaudited)


                                                          Nine Months Ended
                                                             September 30
                                                             ------------
                                                           1998       1997
                                                           ----       ----

  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $     148  $     148
                                                         ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                      27         27
                                                         ---------  ---------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period                         122,020     97,156
      Issuance of Common Stock                                   -         14
      Utilization of net operating loss carryforward
        and recognition of deferred tax assets                   -     18,800
      Recognition of environmental remediation
        liability, net of tax                                    -       (660)
                                                         ---------  ---------

    Balance at end of period                               122,020    115,310
                                                         ---------  ---------

  RETAINED EARNINGS
    Balance at beginning of period                          18,025     15,945
      Net income                                               881      1,472
                                                         ---------  ---------

    Balance at end of period                                18,906     17,417
                                                         ---------  ---------

  TOTAL STOCKHOLDERS' EQUITY                             $ 141,101  $ 132,902
                                                         =========  =========







          See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                            -----------------
                                                            1998         1997
                                                            ----         ----

Cash flows from operating activities:
  Net income                                             $      881   $    1,472
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                   234          220
      Depreciation, depletion and amortization                4,903        2,762
      Exploration cost                                        1,305            -
      Deferred income tax provision (benefit)                   545       (1,077)
      Net loss on sale of property, plant and equipment          83            -
      Net change in accrued interest income                   1,343          578
      Decrease (increase) in accounts receivable                593         (292)
      Increase in prepaid expense and
        other current assets                                   (660)        (104)
      Increase in other assets                                 (669)        (151)
      Increase (decrease)in accounts payable and
        accrued expenses                                        (48)       2,269
                                                         ----------   ----------

    Net cash provided by operating activities                 8,510        5,677
                                                         ----------   ----------

Cash flows from investing activities:
  Acquisition of DeSoto properties                                -      (12,353)
  Acquisition of Petal Gas Storage Company,
    net of cash received                                    (29,141)           -
  Proceeds from sale of property, plant and equipment           669            -
  Capital expenditures                                      (10,303)        (857)
  Purchases of marketable securities                       (127,674)    (132,762)
  Maturity of marketable securities                         228,841       76,755
  Investment of restricted funds                             (4,478)           -
  Reduction of restricted funds                               4,515           59
                                                         ----------   ----------

    Net cash provided by (used in) investing activities      62,429      (69,158)
                                                         ----------   ----------

Cash flows from financing activities:
  Reduction of long-term obligations                           (449)        (928)
  Reduction of deferred revenue from sale of future
    contract receivables and forward sales                  (54,996)      (3,444)
  Proceeds from forward sales                                     -       97,257
  Payment of costs for forward sale contracts                     -         (249)
  Proceeds from issuance of common stock                          -           14
                                                         ----------   ----------

    Net cash provided by (used in) financing activities     (55,445)      92,650
                                                         ----------   ----------

Net increase in cash and cash equivalents                    15,494       29,169

Cash and cash equivalents at beginning of period             11,550       11,576
                                                         ----------   ----------

Cash and cash equivalents at end of period               $   27,044   $   40,745
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

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:


                                                          Nine Months Ended
                                                             September 30
                                                             ------------
                                                            1998       1997
                                                            ----       ----
Cash paid during the period for:

  Interest                                               $   2,222  $   2,222
                                                         =========  =========

  Amortization of discount on sale of
    future contract receivables and
    forward sales                                        $   4,589  $   1,442
                                                         =========  =========

  Income taxes                                           $     248  $     578
                                                         =========  =========








     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL OIL COMPANY

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of September 30, 1998, and the consolidated condensed statements of operations for the three and nine months ended September 30, 1998 and 1997, and consolidated condensed statements of stockholders' equity and cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure; accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

Note 2.  Commitments and Contingencies

    The Company has been named as a potentially responsible party for environmental remediation in two separate claims by agencies of the State of Louisiana concerning properties operated by the Company in the 1920s and 1930s. In the first claim from the State of Louisiana, the Bankruptcy Court barred the State of Louisiana from asserting claims against the Company on the grounds that such claims had accrued prior to the Company's 1986 bankruptcy proceedings. On October 20, 1998, the United States Court of Appeals for the Fifth Circuit affirmed the ruling of the Bankruptcy Court. In the second proceeding, the State of Louisiana is seeking $4.5 million from all potentially responsible parties and the Bankruptcy Court held that the claim against the Company was not barred by the Bankruptcy Proceeding. Consequently, the State of Louisiana filed a motion with the First Judicial District Court, Caddo Parish, Louisiana, that included the Company as a defendant in the state court proceedings. Based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to these matters will have a material adverse impact on the Company's financial position.

    On May 15, 1998, the Bankruptcy Court approved a compromise between the Company and the State of Indiana and barred other potentially responsible parties from asserting related claims against the Company concerning an action brought by an agency of the State of Indiana for the environmental remediation of a site on which a refinery was owned in the 1970s by a now-dissolved subsidiary of the Company. The order from the Bankruptcy Court is non-appealable and the Company paid the settlement amount of $125 thousand after the dismissal of the complaint for cost recovery in circuit court.

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

Note 3.  Net Income Per Share

    A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three and nine month periods ended September 30, 1998 and 1997, follows. No difference existed between net income used in computing basic and diluted income per share for these periods.


                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
                                 ------------           ------------
                                1998       1997        1998       1997
                                ----       ----        ----       ----

Basic method                 2,668,122  2,666,022   2,668,122  2,665,755

Dilutive preferred stock        33,274     33,274      33,274     33,274

Dilutive stock options          39,843     28,959      39,843     28,987
                             ---------  ---------   ---------  ---------

Assuming dilution            2,741,239  2,728,255   2,741,239  2,728,016
                             =========  =========   =========  =========

Note 4.  Property Acquisition

    On March 12, 1998, the Company consummated the acquisition of Petal Gas Storage Company ("Petal Gas"), an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 billion cubic feet ("Bcf"). The facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. The carrying cost of the gas storage facility includes an additional $4.3 million in costs associated with the deferred tax liability resulting from the difference between the book and tax bases of the net assets acquired.

    The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of Petal Gas are included in the Company's consolidated condensed statements of operations from the acquisition date.

Note 5.  Dispositions

    During the first quarter of 1998, the Company sold its interest in certain non-strategic undeveloped crude oil and natural gas properties for cash consideration of approximately $651 thousand and recognized a net loss on such disposition of approximately $83 thousand.

Note 6.  Deferred Revenue From Forward Sales

    During 1997, the Company sold in a forward sale 32.7 Bcf of natural gas and
1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are being recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. Current deliveries required under the forward sales aggregate 5.3 Bcf of natural gas and 405 thousand barrels of crude oil during the remainder of 1998 and 12 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was reduced from approximately $98 million as of December 31, 1997, to approximately $40.7 million as of September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the Company's financial condition as of September 30, 1998, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997, should be read in conjunction with this discussion.

    The Company currently owns and operates through wholly-owned subsidiaries, First Reserve Gas Company ("FRGC") and Petal Gas Storage Company ("Petal Gas"), two natural gas storage facilities located near Hattiesburg, Mississippi, and holds various interests in crude oil and natural gas properties in Louisiana and Mississippi.

Corporate Strategy

    The Company's corporate strategy has consisted of the expansion of its revenue generating asset base through the acquisition of income producing assets and properties that would benefit from the Company's existing tax position and present potential for capital appreciation. The Company has concentrated its acquisitions in the energy industry with a focus in the natural gas storage and transportation segment through the acquisition of FRGC in 1995 and Petal Gas in 1998 (as described below) and the natural gas and crude oil exploration and production segment through the acquisition of proved producing and undeveloped properties in the Bethany Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") in 1997. Currently, the Company is focusing on the expansion of its natural gas storage facilities and the continued development of its DeSoto Properties with the objective of enhancing the value of these properties.

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

    The Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with 3.2 Bcf of working natural gas capacity and pipeline facilities with interconnects to multiple interstate pipelines. In conjunction with the proposed expansion, Petal Gas is holding an "open season" to obtain bids from potential customers for the utilization of the additional storage capacity.

    The Company's exploration and development activities during the nine months ended September 30, 1998, included the drilling or the participation in the drilling of 11 gross (8.00 net) successful development wells, one gross (.05 net) successful exploratory well, and one gross (.10 net) unsuccessful exploratory well. As of September 30, 1998, the Company had five gross (2.24 net) development wells in progress. In addition, the Company is continuing to review additional acquisition opportunities primarily in the energy related sector with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. As of September 30, 1998, the Company's financial resources included $37 million in cash, cash equivalents and marketable securities that could be utilized for the expansion of its natural gas storage facilities and future acquisitions. An additional $22 million in marketable securities are dedicated to purchases of crude oil and natural gas that are necessary to satisfy certain obligations under the forward sale transactions.

    The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of FRGC in 1995, with the recourse primarily to FRGC and the assets and operations of the Hattiesburg Facility. In management's opinion, the Company's existing financial resources and expected net cash flow from operating activities will provide sufficient funds to finance its anticipated capital expenditures, future debt service obligations and other liquidity needs. However, additional financing could be required in connection with future acquisitions and projects depending upon the nature and size of such capital expenditures. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income of $510 thousand, or $.19 per basic share ($.19 per diluted share), and $881 thousand, or $.33 per basic share ($.32 per diluted share), respectively, for the three and nine month periods ended September 30, 1998, compared to net income of $163 thousand, or $.06 per basic share ($.06 per diluted share), and $1.5 million or $.55 per basic share ($.54 per diluted share), respectively, for the comparative periods in 1997. The results for the interim periods in 1998 included the effect of the expansion of crude oil and natural gas activities through the acquisition of the DeSoto Properties during the second quarter of 1997 and the development drilling program of such properties, the acquisition of the Petal Facility during the first quarter of 1998, the forward sales of crude oil and natural gas late in the second and third quarters of 1997 and dry hole costs relating to the drilling of an unsuccessful exploratory well in South Louisiana during the second quarter of 1998.

    The Company's operations for the three and nine month periods ended September 30, 1998, reflected additional revenues of approximately $1.9 million and $6.8 million, respectively, from the comparative periods in 1997 primarily as a result of an increase in natural gas revenues following the acquisition and development activities of the DeSoto Properties, additional natural gas storage revenues from the acquisition of the Petal Facility and an increase in the year to date interest and investment income from the investment of proceeds from the forward sales of crude oil and natural gas. These increases were offset by additional expenses of $1.3 million and $7.6 million, respectively, for the three and nine month periods ended September 30, 1998, resulting from the acquisition of natural gas storage operations, expansion of crude oil and natural gas activities and the effect of the amortization of discount from forward sales of crude oil and natural gas. The expenses for the nine month period ended September 30, 1998, also reflected a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well during the second quarter of 1998. General and administrative expenses for the nine month period ended September 30, 1997, included non-recurring expenses of $710 thousand relating to an unsuccessful acquisition bid for certain crude oil and natural gas properties during the third quarter of 1997.

  Natural Gas Storage

    The Company's natural gas storage activities for the three and nine month periods ended September 30, 1998, provided revenues of $3.7 million and $10.5 million, respectively, and operating income of $2.2 million and $6.4 million, respectively. For the three and nine month periods ended September 30, 1997, natural gas storage activities contributed revenues of $2.9 million and $9.3 million, respectively, and operating income of $2.0 million and $6.3 million, respectively. Natural gas storage revenues derived from firm long-term contracts were $3.3 million and $9.5 million for the three and nine month periods ended September 30, 1998, and $2.8 million and $8.3 million for the comparative periods in 1997. The remaining natural gas storage revenues for the three and nine month periods ended September 30, 1998 and 1997, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. Revenues for the three and nine month periods ended September 30, 1998, reflected approximately $751 thousand and $1.8 million, respectively, in revenues from the Petal Facility which was partially offset by a lower demand for interruptible and other storage services due to milder weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of its facilities beyond the use for firm storage services. In addition, the Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with 3.2 Bcf of working natural gas capacity and pipeline facilities with interconnects to multiple interstate pipelines.

    During the three and nine month periods ended September 30, 1998, the Company's operating income from natural gas storage activities reflected operational expenses of $532 thousand and $1.5 million, respectively, and depreciation and amortization of $945 thousand and $2.6 million, respectively. The Company's natural gas storage activities for the three and nine month periods ended September 30, 1997, included operational expenses of $290 thousand and $935 thousand, respectively, and depreciation and amortization of $690 thousand and $2.1 million, respectively. The expenses for the natural gas storage segment reflected increases as a result of the Petal Gas acquisition.

  Crude Oil and Natural Gas Exploration and Production

    The Company's crude oil and natural gas exploration and production segment for the three and nine month periods ended September 30, 1998, provided revenues of $1.9 million and $5.6 million, respectively, and operating income of $714 thousand and $885 thousand, respectively. For the three and nine month periods ended September 30, 1997, the crude oil and natural gas exploration and production segment contributed revenues of $644 thousand and $1.2 million, respectively, and operating income of $203 thousand and $340 thousand, respectively. Operating results from crude oil and natural gas production reflected the effect of (i) increased revenues and increased operating expense and depletion expense from additional natural gas production following the acquisition of the DeSoto Properties during the second quarter of 1997, (ii) the development drilling program of the DeSoto Properties and (iii) a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well in South Louisiana during the second quarter of 1998.

  Interest and Investment Income

    The Company's interest and investment income for the three and nine month periods ended September 30, 1998, was approximately $1.0 million and $4.0 million, respectively. For the three and nine month periods ended September 30, 1997, the Company's interest and investment income was approximately $1.0 million and $2.8 million, respectively. The levels of interest and investment income reflected an average investment in debt securities of $98.8 million and $66.7 million for the nine month periods ended September 30, 1998 and 1997, respectively, and the effect of the proceeds derived from the forward sales late in the second quarter and third quarters of 1997, net of the funds utilized to satisfy forward sale obligations. The average interest rate received by the Company was 5.4% and 5.6% for the nine month periods ended September 30, 1998 and 1997, respectively. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three and nine month periods ended September 30, 1998, to $1.8 million and $4.9 million, respectively, from $1.0 million and $2.8 million, respectively, for the comparative periods in 1997. The increase was primarily attributable to increases in the volumes of natural gas production following the acquisition and development activities of the DeSoto Properties as well as the acquisition of the Petal Facility.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and nine month periods ended September 30, 1998, was $817 thousand and $2.5 million, respectively, and $832 thousand and $2.4 million, respectively, for the comparative periods in 1997. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of FRGC.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three and nine month periods ended September 30, 1998, the Company's amortization of discount on sale of future contract receivables and forward sales was $1.2 million and $4.6 million, respectively, and $686 thousand and $1.4 million, respectively, for the comparative periods in 1997. Such expense reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on two forward sale transactions entered into late in the second and third quarters of 1997.

  General and Administrative Expense

    The Company's general and administrative expense for the three and nine month periods ended September 30, 1998, was approximately $791 thousand and $2.1 million, respectively, compared to approximately $1.3 million and $2.6 million, respectively, for the comparative period in 1997. The general and administrative expense for the nine month period ended September 30, 1997, included non-recurring expenses totaling $710 thousand relating to an unsuccessful bid for certain crude oil and natural gas properties during the third quarter of 1997. The acquisition of the DeSoto Properties and the Petal Facility did not add any significant corporate overhead and administrative expenses due to the consolidation of the acquired operations with the Company's ongoing activities.

  Provision for Income Taxes

    The results for the three and nine month periods ended September 30, 1998, included a provision for income taxes of approximately $403 thousand and $725 thousand, respectively. For the three and nine month periods ended September 30, 1997, the Company had a provision for income taxes of approximately $104 thousand and $945 thousand, respectively. The Company's provision for income taxes included deferred tax expense and a corresponding reduction in deferred tax assets of approximately $311 thousand and $545 thousand, respectively, for the three and nine month periods ended September 30, 1998, and a deferred tax benefit and corresponding increase in deferred tax assets of approximately $1.8 million and $1.1 million, respectively, as a result of previously existing temporary differences and the utilization of the Company's tax net operating loss carryforwards.

    As of September 30, 1998, the Company had a net deferred tax asset of approximately $30 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

    At September 30, 1998, the Company had marketable securities and cash and cash equivalents of approximately $57 million compared to marketable securities and cash and cash equivalents of $146 million at December 31, 1997. During the nine months ended September 30, 1998, the Company utilized approximately $29 million for the acquisition of Petal Gas, approximately $50 million to satisfy its obligations under the forward sale transactions entered into during 1997 and approximately $10 million for development drilling activities at the DeSoto Properties.

As of September 30, 1998, approximately $22 million of the Company's investment in marketable securities is dedicated to purchases of crude oil and natural gas that are necessary to satisfy certain obligations under the forward sale transactions. In addition, the Company had no material debt other than the debt directly associated with and recourse primarily limited to FRGC and the Hattiesburg Facility.

    During 1997, the Company sold in a forward sale 32.7 Bcf of natural gas and
1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are being recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is being amortized over the life of the forward sale contract as the volumes of crude oil and natural gas are delivered and is being recorded as amortization of discount on forward sales. Current deliveries required under the forward sales aggregate 5.3 Bcf of natural gas and 405 thousand barrels of crude oil during the remainder of 1998 and 12 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $40.7 million as of September 30, 1998.

    The Company has entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event the Company is unable to deliver enough volumes of natural gas from its existing production or acquire producing crude oil and natural gas properties to fully satisfy its obligations under the forward sale arrangements entered into during 1997 and is therefore required to purchase crude oil and natural gas to satisfy these obligations. These hedges are designed to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the forward sales to fulfill its obligations under the contracts relating thereto to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company will either be entitled to receive or be required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged. The gains or losses on the Company's hedge contracts will be recognized as deliveries are made by the Company. As of September 30, 1998, the Company recorded an accounts payable of approximately $5.8 million with respect to its obligations under the forward sale contracts and commodity swap contracts.

    During the second quarter of 1998, as a result of increased natural gas production from the DeSoto Properties, the Company amended one of its commodity swap contracts to reduce the volumes hedged during the remainder of 1998 for consideration to the Company of approximately $501 thousand. Such gain will be recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract. Currently, the Company's hedging arrangements cover purchases of up to 8.4 Bcf of natural gas at prices ranging from $1.89 to $2.55 per MMbtu and up to 405 thousand barrels of crude oil at prices ranging from $20.26 to $20.40 per barrel.

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

    As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company (the "FRGC Parties") have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of the FRGC Parties are secured by substantially all of their assets, including the Hattiesburg Facility. The net proceeds from the sale of future contract receivables are being recognized over the period during which the receivables are being generated and the balance of deferred revenue from such receivables was approximately $9.5 million as of September 30, 1998.

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

    The Company's working capital position decreased by approximately $21.2 million to $46.2 million at September 30, 1998, compared to $67.4 million at December 31, 1997, primarily as a result of the utilization of existing funds for the acquisition of Petal Gas during the first quarter of 1998. The Company generated net cash from operating activities of approximately $8.5 million and $5.7 million during the nine month periods ended September 30, 1998 and 1997, respectively. During the nine month period ended September 30, 1998, the net cash from operating activities benefitted primarily from the effect of the acquisition of Petal Gas and the expansion of crude oil and natural gas activities through the development drilling program of the DeSoto Properties.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

  Other Matters

    The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. This issue impacts both Information

Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". The Company is currently in the process of identifying and assessing the Year 2000 compliance of items determined to be critical to its operations. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on natural gas delivery, revenue collection or the safety of personnel or facilities. After the initial assessment of systems, the Year 2000 implementation includes replacing or upgrading items that are determined not to be Year 2000 compliant, testing such items and designing and implementing a contingency and business continuation plans. In addition, the Year 2000 compliance includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Currently, the Company is obtaining upgrades of application software from its vendors and the testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

    The Company's readiness and development of contingency plans are subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. The failure to correct a critical Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations and could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation cost. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of September 30, 1998, the Company has an accrued liability of approximately $2.3 million for defense and related costs resulting from such environmental claims against the Company.

Forward Looking Statements

    Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risks and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility and the Petal Facility, the use of the Company's existing net operating tax loss carryforwards, the Company's successful execution of its acquisition strategy and internal operating plans including the expansion of its natural gas storage facilities, labor relations, regulatory uncertainties and legal proceedings, in particular its pending litigation with the State of Louisiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated. These factors are discussed in the Company's filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.

                           PART II: OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


     *27    Financial Data Schedule

(b) Reports on Form 8-K

    None


________________________
* Filed herein

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November 1998.

                                           CRYSTAL OIL COMPANY




                                  BY:        /S/ J. N. AVERETT, JR.
                                       -----------------------------------------
                                                 J. N. Averett, Jr.
                                                    President
                                                  and Director
                                          (Principal Executive Officer)





                                  BY:        /S/ J. A. BALLEW
                                       -----------------------------------------
                                                  J. A. Ballew
                                              Senior Vice President,
                                                 Treasurer, and
                                              Chief Financial Officer




                                  BY:       /S/ PAUL E. HOLMES
                                       -----------------------------------------
                                                   Paul E. Holmes
                                             Vice President/Controller
                                          (Principal Accounting Officer)