Form 10-K
period 1998-12-31
CRYSTAL OIL CO
filed 1999-03-19
CIK 745907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1998
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM          TO

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
                                 (318) 222-7791

          Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 16, 1999, 2,668,122 shares of Common Stock of the registrant were outstanding. The aggregate market value of the voting stock of the registrant (based upon the latest closing price prior to March 16, 1999, of such shares on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Incorporated) held by non-affiliates of the registrant was approximately $35.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS                               REFERENCE TO THIS REPORT
                  ---------                               ------------------------
      Proxy Statement for Annual Meeting                          Part III
      of Shareholders to be held in 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.     Business....................................................      3
              The Company...............................................      3
              Business..................................................      3
              Natural Gas Storage and Transportation....................      3
                 Sales, Customers and Contracts.........................      4
                 Competition............................................      5
              Exploration and Production................................      5
                 Drilling Activities....................................      6
                 Sale of Natural Gas Production.........................      6
                 Foreign Operations.....................................      7
                 Competition............................................      7
              Other Business Information................................      7
                 Employees..............................................      7
              Regulation................................................      7
                 Gas Storage and Transportation.........................      7
                 Exploration and Production.............................      8
                 Environmental Matters..................................      8
Item 2.     Properties..................................................      8
                 Other Properties.......................................      8
Item 3.     Legal Proceedings...........................................      8
Item 4.     Submission of Matters to a Vote of Security Holders.........      9

                                    PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................      9
                 Price Range of Common Stock............................      9
                 Dividends..............................................      9
Item 6.     Selected Financial Data.....................................     10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11
                 General................................................     11
                 Results of Operations..................................     12
                   General..............................................     12
                   Natural Gas Storage..................................     12
                   Exploration and Production...........................     13
                 Interest and Investment Income.........................     13
                 Depreciation, Depletion and Amortization Expense.......     13
                 General and Administrative Expense.....................     14
                 Interest and Debt Expense..............................     14
                 Amortization of Discount on Sale of Future Contract
                 Receivables
                   and Forward Sales....................................     14
                 Provision for Income Taxes.............................     14
                 Liquidity and Capital Resources........................     15
                 Other Matters..........................................     16
            Forward Looking Statements..................................     17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................     18
Item 8.     Consolidated Financial Statements and Supplementary Data....     18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........     45
Item 11.    Executive Compensation......................................     45
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     45
Item 13.    Certain Relationships and Related Transactions..............     45

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     46
Signatures  ............................................................     49

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

     Crystal Oil Company, a Louisiana corporation (the "Company"), owns and operates through wholly-owned subsidiaries two natural gas storage facilities located near Hattiesburg, Mississippi. The Company also holds various interests in natural gas properties primarily in Louisiana.

     The Company's corporate strategy has consisted of the expansion of its revenue generating asset base through the acquisition of income producing assets and properties that would benefit from the Company's existing tax position and present potential for capital appreciation. The Company has concentrated its acquisitions in the energy industry with a focus in natural gas storage and transportation and natural gas exploration and production. During 1998, the Company utilized $29 million for the acquisition of its second gas storage facility near Hattiesburg, Mississippi. Currently, the Company is focusing on the expansion of its natural gas storage facilities and the continued development of its natural gas interests with the objective of enhancing the value of these properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

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

                                    BUSINESS

     The Company's operations currently consist of two business segments: (i) natural gas storage and transportation and (ii) exploration and production primarily of natural gas. Note Q to the Company's consolidated financial statements contained elsewhere herein sets forth certain financial information for each of the Company's segments for the years ended December 31, 1998, 1997 and 1996.

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

     The Hattiesburg Facility has a maximum injection capacity in excess of 175 million cubic feet ("MMcf") of natural gas per day and a maximum withdrawal capacity in excess of 350 MMcf of natural gas per day. The Petal Facility is designed to provide up to 320 MMcf per day of ten-day storage services with capability of being refilled in twenty days. The ability of the Facilities to handle these high levels of injections and withdrawals of natural gas makes the Facilities well suited for customers who desire the ability to meet short duration load swings and to cover major supply interruption events, such as hurricanes and temporary losses of production. The high injection and withdrawal rates also allow customers to take advantage of price savings in natural gas by allowing for quick delivery. The characteristics of the salt domes at the Facilities permit sustained periods of high delivery, the ability to quickly switch from full injection to full withdrawal and provide an impermeable storage medium.

     The Facilities are strategically located near various major pipelines serving the Northeastern and Southeastern natural gas markets. The Company through its subsidiaries owns 33 miles of intrastate and interstate pipelines connecting the Company's gas storage facilities to major pipelines in the surrounding area. At the Facilities, customers can cost effectively transport significant volumes of natural gas through direct interconnects with Transcontinental Gas Pipe Line, Tennessee Gas Pipeline, Koch Gateway Pipeline and the Associated Natural Gas systems and indirect interconnects to the Texas Eastern Transmission, Southern Natural Gas and Florida Gas Transmission systems. Natural gas from the facilities also enters the connected pipelines downstream of the capacity constrained segments of these systems thereby providing ready access to major natural gas markets.

SALES, CUSTOMERS AND CONTRACTS

     The Company provides storage and related transportation services that permit customers to contract for storage space, injection and withdrawal capacities and transportation. These services are currently provided on a firm and interruptible basis to local distribution companies, pipelines, marketers and producers. In a firm basis contract, the user pays a charge for the availability of the storage space and for injection and withdrawal rights regardless of whether the space or injection and withdrawal capacity is actually used. In an interruptible arrangement, the user customarily pays a per diem fee because the facility may be unable to make the storage, injection or withdrawal capacities available if the facility or a customer with a firm contract requires the space or the use of the facilities. The number of contracts and their terms for a given storage cavern will depend upon the physical limitations of available space and injection and withdrawal capacity.

     The rates charged by the Company at the Hattiesburg Facility for its services are negotiated rates subject to regulation by the Mississippi Public Service Commission (the "MPSC"). Such rates are based on various factors, including cost of capital and rates of return. The Petal Facility is subject to regulation by the Federal Energy Regulatory Commission ("FERC") and has been approved to use market based rates for its storage services. See "Regulation".

     At the Hattiesburg Facility, the entire working gas capacity is currently fully subscribed to eleven customers on a firm basis under long-term contracts expiring in 2005. The rates under these contracts have been approved by the MPSC. The Company and the customers have each agreed not to seek any rate adjustment prior to the year 2000. The customers under these contracts consist of eight local natural gas distribution companies, one major natural gas producer and two natural gas marketers. At the Petal Facility, the working gas capacity is 50% subscribed to a single customer, a natural gas marketer, on a firm basis under a contract expiring in 2000. The Company is actively marketing its natural gas storage services at the Petal Facility to maintain its utilization of capacity beyond the year 2000.

     The Company realized $14.2 million, $12.3 million and $12.6 million in revenues from gas storage services during the years 1998, 1997 and 1996, respectively. Revenues from gas storage services represented 53%, 62%, and 73% of total revenues in 1998, 1997 and 1996, respectively.

     The Company continues to actively market interruptible storage services at the Facilities to utilize the unused storage capacity. During 1998, the unused storage capacity ranged from zero to 55% of total working gas capacity and averaged 22% over the year. The acquisition of the Petal Facility during the first quarter of 1998 and a proposed expansion of such facility are expected to provide additional revenues from gas storage services in future periods. Currently, the Company is planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern and pipeline facilities with interconnects to multiple interstate pipelines. In conjunction with the proposed expansion, Petal Gas has held an "open season" to obtain bids from potential customers for the utilization of the additional storage capacity. The Company is also reviewing other potential pipeline connections at the

Facilities that could be used to enhance the value of these facilities and their desirability to current and future customers.

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

     The Company believes that the existence of the long-term contracts for storage at the Facilities, the proposed expansion of the Petal Facility and the location of its gas storage facilities should allow the Company to compete effectively with other companies for natural gas storage services. Once the Company's firm storage contracts have expired, the Company will have greater competition for providing storage services. Such competition will be dependent upon the nature of the natural gas storage market existing at that time.

                           EXPLORATION AND PRODUCTION

     During the second quarter of 1997, the Company acquired proved producing and undeveloped properties in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") for approximately $11.9 million. The acquisition of the DeSoto Properties added over 29 Bcf of proved natural gas and 85 thousand barrels of condensate to the Company's reserves. The Company is conducting a development program at the DeSoto Properties to supplement the 16 producing wells existing at the time of the acquisition. During 1998 and 1997, the Company's development activities included the drilling of ten and three gross development wells, respectively, in the DeSoto Properties. The Company plans to drill additional wells to enhance the existing production from the DeSoto Properties. The scope and nature of any future acquisitions or other activities will be dependent upon existing market conditions as well as available opportunities and resources.

     During 1996, the Company's exploration and development activities were limited to being a non-operator participant in a prospect development and participating in an exploration program with two industry partners. The Company's investment in this program is limited in amount and scope.

     The Company's net volumes of crude oil (including condensate and liquefied petroleum gases) and natural gas produced and sold from working interests and the average prices received by the Company for the years ended December 31, 1998, 1997 and 1996 are shown below.

                                                                                     AVERAGE PRICE
                                                                  VOLUME               PER UNIT
                                                            -------------------   -------------------
                                                            BARRELS OF            BARRELS OF
YEAR ENDED                                                   OIL AND      MCF      OIL AND      MCF
DECEMBER 31                                                 CONDENSATE   OF GAS   CONDENSATE   OF GAS
-----------                                                 ----------   ------   ----------   ------
                                                              (IN THOUSANDS)
    1998..................................................      27       3,736      $13.26     $2.01
    1997..................................................       11        934       19.09      2.48
    1996..................................................       12        155       21.50      2.79

     In 1998, the natural gas production increased as a result of the effect of the acquisition of the DeSoto Properties for an entire year and the development program of this property as described above. The Company's natural gas production reflects the acquisition of the DeSoto Properties during the second quarter of 1997.

     The average production cost (including severance tax) per equivalent Mcf (barrels converted to natural gas on a 1 barrel to 6 Mcf basis) from producing activities during 1998, 1997 and 1996 was approximately $.41, $.69, and $.35, respectively.

DRILLING ACTIVITIES

     During 1998, the Company's capital expenditures for exploration and development activities were $11.7 million compared to $4.6 million and $.6 million during 1997 and 1996, respectively. In addition, the expenditures for 1998 and 1996 reflected approximately $1.3 million and $356 thousand in unsuccessful exploration costs, respectively. Expenditures for exploration and development activities for 1999 are currently budgeted at approximately $6.2 million and relate primarily to the development program for the DeSoto Properties.

     The following table sets forth the Company's interest in both development and exploratory wells and the working interest completions for each of the following years:

                               EXPLORATORY WELLS

                                     NUMBER OF
                                       WELLS
                                  PARTICIPATED IN
                                                                                                                      NET
                                                                     WORKING INTEREST COMPLETIONS
                                       BY THE           ------------------------------------------------------
                                      COMPANY                OIL                 GAS                 DRY             WELL
YEAR ENDED                        ----------------      --------------      --------------      --------------      SUCCESS
DECEMBER 31                       GROSS       NET       GROSS      NET      GROSS      NET      GROSS      NET       RATE
-----------                       -----       ---       -----      ---      -----      ---      -----      ---      -------
    1998......................       2        .15         1        .05       --        --         1        .10        33%
    1997......................       --        --        --        --        --        --        --        --         --%
    1996......................        1       .17        --        --        --        --         1        .17        --%

                               DEVELOPMENT WELLS

                              NUMBER OF WELLS
                                                                                                                    NET
                                                                  WORKING INTEREST COMPLETIONS
                              PARTICIPATED IN       --------------------------------------------------------
                               BY THE COMPANY            OIL                  GAS                  DRY             WELL
YEAR ENDED                    ----------------      --------------      ----------------      --------------      SUCCESS
DECEMBER 31                   GROSS       NET       GROSS      NET      GROSS       NET       GROSS      NET       RATE
-----------                   -----       ---       -----      ---      -----       ---       -----      ---      -------
    1998..................     15        10.17        1        .07       13        10.01        1        .09        99%
    1997..................       3        2.93       --        --         3         2.93       --        --        100%
    1996..................       3         .15       --        --         1          .05        2        .10        33%

                    TOTAL EXPLORATORY AND DEVELOPMENT WELLS

                              NUMBER OF WELLS
                                                                                                                    NET
                                                                  WORKING INTEREST COMPLETIONS
                              PARTICIPATED IN       --------------------------------------------------------
                               BY THE COMPANY            OIL                  GAS                  DRY             WELL
YEAR ENDED                    ----------------      --------------      ----------------      --------------      SUCCESS
DECEMBER 31                   GROSS       NET       GROSS      NET      GROSS       NET       GROSS      NET       RATE
-----------                   -----       ---       -----      ---      -----       ---       -----      ---      -------
    1998..................     17        10.32        2        .12       13        10.01        2        .19        98%
    1997..................       3        2.93       --        --         3         2.93       --        --        100%
    1996..................       4         .32       --        --         1          .05        3        .27        16%

     At December 31, 1998, the Company had proved reserves of 133 thousand barrels of crude oil and 27.2 Bcf of natural gas with a present value of future net revenues of approximately $20.3 million. As of December 31, 1998, the Company owned an aggregate of 29.1 net (34 gross) natural gas wells and .12 (2 gross) crude oil wells and had .08 net (1 gross) well in the process of drilling and completion.

SALE OF NATURAL GAS PRODUCTION

     During 1997, the Company entered into two forward sale arrangements for an aggregate of 32.7 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered through December 2002. The aggregate discounted cash price for the forward sales was approximately $97 million. Current deliveries required under the forward sales are 4.2 Bcf of natural gas in 1999 and 7.8 Bcf of natural gas thereafter. During 1998, approximately 28% of the Company's revenues were impacted by the natural gas forward sales under a long-term agreement.

     The forward sales were entered in connection with the Company's ongoing acquisition program and to permit the Company to take advantage of crude oil and natural gas trading opportunities. The Company had entered into commodity hedging arrangements for the purpose of limiting the risk of price volatility with respect to crude oil and natural gas purchased to satisfy its delivery obligations under the forward sale arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

FOREIGN OPERATIONS

     The Company has a joint venture for the purpose of acquiring an interest and enhancing the production of crude oil and natural gas from two fields with existing producing crude oil and natural gas deposits located in the eastern region of Ecuador. After an evaluation of the prospects of this joint venture, the Company recorded a charge of $552 thousand during the fourth quarter of 1998 to reflect the estimated recoverable amount of such investment. The Company's carrying amount of the investment in this joint venture is approximately $326 thousand as of December 31, 1998.

COMPETITION

     The natural gas industry is highly competitive in exploration, production and sale of natural gas reserves. Competitors include the major producing companies, independent producing companies, individual producers, brokers and operators and major pipeline companies. In addition, natural gas is subject to significant competition from numerous other sources including coal and nuclear power. The Company competes with many other companies having far greater financial resources than the Company; however, management believes that the financial resources currently available to the Company are sufficient to permit the Company to be in a position to compete effectively.

                           OTHER BUSINESS INFORMATION

EMPLOYEES

     At December 31, 1998, the Company employed 25 persons, including officers. None of the Company's employees are represented by a labor union.

                                   REGULATION

GAS STORAGE AND TRANSPORTATION

     Hattiesburg Industrial Gas Sales Company ("HIGS"), a subsidiary of the Company that serves as operator of the Hattiesburg Facility, is a regulated utility under the jurisdiction of the MPSC. Accordingly, the rates charged for natural gas storage services are subject to approval from the MPSC. The present rates of the firm long-term contracts for gas storage in the Hattiesburg Facility were approved in 1990. The Company has the right, upon its election, or shall be obligated upon request of the customers, to submit cost of service information to the MPSC for a review of the rates charged and to request a determination by the MPSC of a rate for the remaining term of the firm contracts.

     A portion of the Company's natural gas storage business is also subject to a limited jurisdiction certificate issued by FERC under Section 7(c) of the Natural Gas Act of 1938, as amended (the "NGA"). The FERC certificate authorizes the Company to provide storage services on behalf of interstate pipelines and local distribution companies for natural gas that may be ultimately consumed outside of the State of Mississippi. The Company has been authorized by FERC to charge for storage services provided under the certificate at the rates approved by the MPSC.

     Petal Gas Storage Company, the Company's subsidiary that owns the Petal Facility ("Petal Gas"), is subject to regulation under the NGA and to the jurisdiction of FERC. FERC regulates the transportation and sale for resale of natural gas in interstate commerce. Petal Gas currently holds certificates of public convenience and necessity and is permitted to charge market based rates. Petal Gas's tariff is on file at FERC and includes general terms and conditions of storage services. Petal Gas provides firm and interruptible storage and transportation services on an open and non-discriminatory access basis under
Part 284 of FERC's regulations. The interstate natural gas industry historically has been heavily regulated by federal and state government and the Company cannot predict what further actions FERC, state regulators or federal and state legislators may take in the future.

EXPLORATION AND PRODUCTION

     Regulation of exploration and production activities is pervasive. All jurisdictions (including the federal government in certain instances) in which the Company owns hydrocarbon properties impose certain restrictions on the production and sale of crude oil and natural gas, which often include requirements with respect to spacing of wells, prevention of waste of crude oil and natural gas resources, limiting days and rates of production, prevention and remediation of pollution and other environmental requirements and prohibitions, obtaining drilling permits and similar matters. In addition, various of such jurisdictions impose safety regulations of other kinds on crude oil and natural gas operators.

ENVIRONMENTAL MATTERS

     The Company's activities in connection with the operation of the Facilities are subject to environmental and safety regulation of federal and state authorities including the State of Mississippi Department of Environmental Quality. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution. Management believes that the Company has obtained and is in current compliance with the applicable environmental regulations in respect of its natural gas storage operations.

     The Company has been named as a potentially responsible party for environmental remediation in a claim by an agency of the State of Louisiana. Under such claim, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. The State of Louisiana filed a motion with the First Judicial District Court, Caddo Parish, Louisiana, that included the Company as a defendant in the state court proceedings. Based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to this matter will have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 2. PROPERTIES

     For information with respect to the Facilities and the natural gas properties see "Item 1. Business -- Natural Gas Storage and Transportation and Exploration and Production".

OTHER PROPERTIES

     The general office of the Company in Shreveport, Louisiana, occupies approximately 55,000 square feet in the Crystal Building, which is owned by the Company through a wholly-owned subsidiary. The Company also owns various personal property, including computer equipment, transportation equipment and furniture and fixtures.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently a party to various lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position, results of operations or liquidity.

     For information with respect to environmental matters see "Item 1. Business -- Regulation -- Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

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

                                                          1998
                                   --------------------------------------------------
                                                     QUARTER ENDED
                                   --------------------------------------------------
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                   --------    -------    ------------    -----------
High...........................      $44        $  42 1/4     $43             $40
Low............................       38           38 3/4      38 1/8          36

                                                          1997
                                   --------------------------------------------------
                                                     QUARTER ENDED
                                   --------------------------------------------------
                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                   --------    -------    ------------    -----------
High...........................      $38 1/4    $  36 1/2     $39             $43 3/4
Low............................       34 3/4       33 1/4      33 1/2          38 1/2

     On March 16, 1999, the last reported sales price of the Common Stock on the AMEX was $35 15/16 per share. The number of holders of record of the Common Stock as of March 16, 1999, was 353.

                                   DIVIDENDS

     The Company has not paid any dividends on the Common Stock since the third quarter of 1984. Under the terms of the Company's Articles of Incorporation, the Company may not pay dividends on the Common Stock or its $.06 Senior Convertible Voting Senior Preferred Stock (non-cumulative), $.01 par value ("Senior Preferred Stock"), unless (i) there does not exist any superior indebtedness (which includes the Company's existing obligations under various letters of credit issued on behalf of the Company that do not expire until the year 2001 and certain indebtedness relating to the securing of such obligations), (ii) after giving effect to the payment of such dividends, the Company would have at least $1 in consolidated retained earnings, and (iii) the declaration or payment of such dividends would not violate any applicable law or provision of any material contract to which the Company is a party. As a result of this provision, unless such terms are otherwise modified or amended, the above restrictions on the Company's ability to pay dividends on its Common Stock will apply until January 1, 2001. The Company does not anticipate the payment of any dividends with respect to its capital stock in the foreseeable future.

     In conjunction with the agreements entered into regarding the issuance by Hattiesburg Gas Storage Company, a subsidiary of the Company, in November 1995 of its 8.12% Senior Guaranteed Notes due 2005, certain of the Company's subsidiaries are subject to various restrictions regarding the distribution of assets to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the subsidiaries with obligations under such agreements.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEAR ENDED DECEMBER 31
                                           ----------------------------------------------------
                                           1998(1)    1997(2)    1996 (3)   1995(3)    1994 (4)
                                           --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Selected Financial Data:
  Revenues..............................   $ 26,848   $ 19,753   $ 17,206   $ 11,518   $43,523
  Income from operations before
     extraordinary item.................        914      2,080      2,473      1,404     4,426
  Income per share from operations
     before extraordinary item..........       1.18        .78        .93        .53      1.74
  Income per share from operations
     before extraordinary item --
     assuming dilution..................       1.15        .76        .91        .52      1.68
  Cash dividends per common share.......         --         --         --         --        --
At year-end:
  Total assets..........................    212,783    293,562    169,593    173,445    91,940
  Long-term obligations.................     37,784     38,528     36,879     37,860       181
  Deferred revenue from sale of future
     contract receivables and forward
     sales..............................     29,131    110,931     17,861     22,160        --
  Working capital.......................     26,673     67,358     62,028     63,444    75,723
  Stockholders' equity..................    135,962    140,220    113,276    110,549    86,287

-------------------------

(1) In 1998, the Company's financial statements reflected the acquisition of Petal Gas for a total cash purchase price of approximately $29 million, the utilization of $68 million to satisfy its obligations under the forward sale transactions entered into during 1997 and the purchase of approximately 7.4 million shares of the Company's Senior Preferred Stock for approximately $5.2 million in a negotiated transaction. Revenues and results reflected the effects of the acquisition of Petal Gas in March 1998 and the operations of the DeSoto Properties for an entire year as such properties were acquired during the second quarter of 1997. In addition, the results for 1998 included dry hole costs of approximately $1.3 million relating to the drilling of an unsuccessful exploratory well and a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador. Net income per common share for 1998 includes an increase of $2.2 million to net income available to common shareholders associated with the purchase of the Company's Senior Preferred Stock for an aggregate consideration that was less than the carrying value of the shares on the Company's balance sheet.

(2) In 1997, the Company's financial statements reflected the acquisition of the DeSoto Properties for approximately $11.9 million and the proceeds of approximately $97 million from the forward sale of crude oil and natural gas through an increase in fixed assets and marketable securities as well as deferred revenue from forward sales. In addition, the Company utilized a portion of its net operating loss carryforwards against the taxable income generated from the forward sales as well as revised the valuation allowance for deferred tax assets based upon the projections of future taxable income. As a result, the Company recorded an increase in stockholders' equity and net deferred tax assets of approximately $27.6 million in accordance with the accounting under quasi-reorganization.

(3) In 1996, revenues and results reflected the effect of natural gas storage operations for an entire year as the Hattiesburg Facility was acquired during the second quarter of 1995. In 1995, the Company's financial statements reflected the financing of this acquisition with existing cash, the sale of five years of future storage contract receivables and borrowings under a long-term obligation. In addition, the acquisition resulted in an increase of approximately $24 million to total assets, net of accruals, and stockholders' equity as a result of the recognition and accounting treatment for the actual and expected utilization of certain operating loss and tax credit carryforwards generated prior to the Company's quasi-reorganization.

(4) In 1994, the Company disposed of substantially all of its crude oil and natural gas properties and related assets for approximately $98 million, net of expenses. This disposition resulted in a $12.5 million net gain on sale of assets, which is included in revenues, and an increase in working capital. In addition, the Company reviewed the carrying value of its remaining assets and liabilities and recorded additional net expense of approximately $854 thousand. The Company also reduced the carrying value of a project in the Russian Federation by approximately $2.0 million in the fourth quarter of 1994 in light of the continuing difficulties existing in the foreign country. In connection with the Company's 1994 disposition of crude oil and natural gas properties, the Company prepaid substantially all of its indebtedness and recorded an extraordinary charge for the early extinguishment of debt in the amount of approximately $3.8 million ($2.3 million net of taxes).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should assist in the understanding of the Company's financial condition as of December 31, 1998, as compared to the prior fiscal year, as well as the Company's operating results for the three years ended December 31, 1998. Certain material events affecting the business of the Company are discussed in Items 1 and 3 of this report. The Notes to Consolidated Financial Statements contain detailed information that should be read in conjunction with this discussion.

GENERAL

     During the last three years, the Company's corporate objective has consisted of the expansion of its revenue generating asset base through the acquisition of income producing assets and properties that would benefit from the Company's existing tax position and present potential for capital appreciation. The Company has concentrated its acquisitions in the energy industry with a focus in the natural gas storage and transportation segment through the acquisition of the Hattiesburg Facility in 1995 and the Petal Facility in 1998 (as described below) and the exploration and production segment through the acquisition of the DeSoto Properties in 1997. The Company has assimilated such acquisitions without the addition of substantial corporate overhead and administrative expenses. Currently, the Company is focusing on the expansion of its natural gas storage facilities and the continued development of its DeSoto Properties with the objective of enhancing the value of these properties.

     On March 12, 1998, the Company consummated the acquisition of Petal Gas from CMS Energy Corp. for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas's principal asset is the Petal Facility. The Petal Facility has a working natural gas capacity of 3.2 Bcf and is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, as well as being connected indirectly to Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by another subsidiary of the Company. The Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern and pipeline facilities with interconnects to multiple interstate pipelines. In conjunction with the proposed expansion, Petal Gas has held an "open season" to obtain bids from potential customers for the utilization of the additional storage capacity.

     During 1998, the Company's exploration and development activities included the drilling or the participation in the drilling of 14 gross (10.08 net) successful development wells, one gross (.09 net) unsuccessful development well, one gross (.05 net) successful exploratory well, and one gross (.10 net) unsuccessful exploratory well. As of December 31, 1998, the Company had one gross (.08 net) development well in progress. In addition, the Company is continuing to review additional acquisition opportunities primarily in the energy related sector with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. As of December 31, 1998, the Company's financial resources included $34.5 million in cash, cash equivalents and marketable securities that could be utilized for the expansion of its natural gas storage facilities, the development program of the DeSoto Properties and future acquisitions.

     The Company's only material debt consists of the indebtedness directly associated with the financing for the acquisition of the Hattiesburg Facility in 1995, with the recourse primarily limited to certain subsidiaries of the Company and the assets and operations of the Hattiesburg Facility. In management's opinion, the Company's existing financial resources and expected net cash flow from operating activities will provide sufficient funds to finance its anticipated capital expenditures, future debt service obligations and other liquidity needs. However, additional financing could be required in connection with future acquisitions and projects depending upon the nature and size of such capital expenditures. The Company may also seek to finance future acquisitions with additional equity, if desirable.

     The comparability of the Company's financial statements for the periods presented is affected by the impact of acquisitions on operations.

RESULTS OF OPERATIONS

  General

     The Company had net income of $914 thousand, $1.18 per share, in 1998 compared to net income of $2.1 million, $.78 per share, and $2.5 million, $.93 per share, in 1997 and 1996, respectively. In comparison to 1997, the Company's 1998 operations included additional revenues of approximately $7.1 million primarily as a result of additional natural gas storage revenues from the acquisition of the Petal Facility and an increase in natural gas revenues from the operation for an entire year of the DeSoto Properties, acquired during the second quarter of 1997, as well as the effect of a development drilling program at such properties. These increases were offset by additional expenses of $8.9 million during 1998 resulting from the acquisition of natural gas storage operations, expansion of natural gas activities and the effect of the amortization of discount from forward sales of crude oil and natural gas. The expenses for 1998 also reflected a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well and a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador. In addition, net income per common share for 1998 reflects includes an increase of $2.2 million to net income available to common shareholders associated with the purchase of the Company's Senior Preferred Stock in an unsolicited privately negotiated transaction for an aggregate consideration that was less than the carrying value of the shares on the Company's balance sheet. General and administrative expenses for 1997 included non-recurring expenses of $710 thousand relating to an unsuccessful acquisition bid for certain crude oil and natural gas properties.

     In comparison to 1996, the Company's 1997 operations reflected additional revenues of $2.5 million primarily as a result of an increase in natural gas revenues following the acquisition of the DeSoto Properties during the second quarter of 1997 and an increase in interest and investment income from the investment of proceeds from the forward sales. These increases were offset by additional expenses of $3.1 million resulting from the expansion in natural gas activities, the effect of the amortization of discount from forward sales and the non-recurring charge for the unsuccessful acquisition bid for certain crude oil and natural gas properties.

  Natural Gas Storage

     The Company's natural gas storage activities provided revenues of $14.2 million, $12.3 million and $12.6 million and operating income of $8.7 million, $8.3 million and $8.5 million in 1998, 1997 and 1996, respectively. The natural gas storage revenues were primarily derived from firm long-term contracts totaling $11.7 million in 1998 and $11.0 million in each of 1997 and 1996. The remaining natural gas storage revenues of approximately $2.5 million, $1.3 million, and $1.6 million for 1998, 1997 and 1996, respectively, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas at the Facilities. Revenues for 1998 reflected approximately $2.5 million in revenues from the Petal Facility which was partially offset by a lower demand at the Hattiesburg Facility for interruptible and other storage services due to weather conditions. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of its facilities beyond the use for firm storage services. In addition, the Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern and pipeline facilities with interconnects to multiple interstate pipelines. In comparison to 1996, the storage revenues in 1997 reflected a lower demand for interruptible and winter storage due to milder weather conditions.

     The Company's results from natural gas storage activities reflected operational expenses (including property taxes) of $1.9 million, $1.2 million and $1.3 million in 1998, 1997 and 1996, respectively, and depreciation and amortization of $3.6 million in 1998 and $2.8 million in each of 1997 and 1996. Such increases reflect the effect of the acquisition of the Petal Facility during the first quarter of 1998.

  Exploration and Production

     The Company's exploration and production segment contributed revenues of $7.9 million, $2.5 million and $848 thousand and operating income of $284 thousand, $1.0 million and $86 thousand in 1998, 1997 and 1996, respectively. During 1998 and 1997, the Company's operating income from production activities reflected the effect of increased revenues from additional natural gas production and increased operating expense and depletion expense primarily from the effect of the acquisition of the DeSoto Properties during the second quarter of 1997. The expenses for 1998 also reflected a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well and a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador. In 1996, production revenues reflected the Company's limited drilling activities prior to the Company's acquisition of the DeSoto Properties. Exploration cost was $356 thousand in 1996 and reflected the drilling of an unsuccessful exploratory well. During 1997, the Company did not incur any unsuccessful exploration costs.

     The Company produced 3.7 Bcf, 934 thousand Mcf and 155 thousand Mcf of natural gas in 1998, 1997 and 1996, respectively. The Company produced 27 thousand, eleven thousand and twelve thousand barrels of crude oil in 1998, 1997 and 1996, respectively. The Company's production of natural gas in 1998 and 1997 was primarily derived from the acquisition and development program for the DeSoto Properties. The Company's limited production in 1996 resulted from being a non-operator participant in a prospect development and exploration program.

     The average prices received by the Company during 1998 and 1997 were $13.26 per barrel and $19.09 per barrel of crude oil, respectively, and $2.01 per Mcf and $2.48 per Mcf of natural gas, respectively. The average sale price for natural gas reflected the effects of the sales under forward contracts and commodity swap contracts. The Company's limited production of crude oil and natural gas was sold in 1996 at average prices of $21.50 per barrel of crude oil and $2.79 per Mcf of natural gas.

INTEREST AND INVESTMENT INCOME

     The Company's interest and investment income was approximately $4.7 million in 1998 compared to approximately $4.9 million and $3.5 million in 1997 and 1996 respectively. The levels of investment income in 1998, 1997 and 1996 reflect the average investment in debt securities of approximately $86 million, $85 million and $66 million, respectively, and the effects of the proceeds derived from the forward sales. In addition, the average interest rate received by the Company on its investments was 5.47% in 1998, 5.76% in 1997 and 5.30% in 1996. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

     The Company recorded depreciation, depletion and amortization expense of $8.3 million, $3.9 million and $3.3 million in 1998, 1997 and 1996, respectively. The increase in depreciation, depletion and amortization expense in 1998 was primarily attributable to the acquisition of the Petal Facility in the first quarter of 1998 and an increase in natural gas production from the operation of the DeSoto Properties for an entire year, acquired during the second quarter of 1997, as well as the effect of a development drilling program at such properties. In 1998, depreciation, depletion and amortization expense included an expense of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador. In comparison to 1996, the increase of depreciation, depletion and amortization expense in 1997 was primarily attributable to increases in the volumes of natural gas production and the depletion rate per net equivalent barrel of production.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense was approximately $2.8 million, $3.4 million and $2.9 million in 1998, 1997 and 1996, respectively. The general and administrative expense for 1997 included non-recurring expenses totaling $710 thousand relating to an unsuccessful bid for certain crude oil and natural gas properties. The acquisitions of the DeSoto Properties and the Petal Facility did not add any significant corporate overhead and administrative expense due to the consolidation of the acquired operations with the Company's ongoing activities.

INTEREST AND DEBT EXPENSE

     The Company's interest and debt expense was $3.3 million in each of 1998, 1997 and 1996. The Company's interest and debt expense reflected the incurrence of $36.5 million of long-term debt in 1995 for the financing of the acquisition of the Hattiesburg Facility. The terms of such indebtedness provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized through 2005.

AMORTIZATION OF DISCOUNT ON SALE OF FUTURE CONTRACT RECEIVABLES AND FORWARD
SALES

     Amortization of discount on sale of future contract receivables and forward sales was approximately $5.5 million, $3.4 million and $1.5 million in 1998, 1997 and 1996, respectively. Such levels of expense reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on the two forward sale transactions entered into in the second and third quarters of 1997. This expense reflects the amortization of the discount of such contract receivables through June 30, 2000, the date through which the receivables were sold, and the amortization under the interest method of discount on the natural gas forward sales of one contract expiring in 1998 and a second contract expiring in 2002. The amortization of discount on forward sales is expected to decrease primarily as a result of the expiration of a forward sale transaction in 1998.

PROVISION FOR INCOME TAXES

     Net income for 1998, 1997 and 1996 included provisions for income taxes of $742 thousand, $1.4 million and $1.6 million, respectively. As a result of the Company's quasi-reorganization accounting treatment, the current and future benefit from utilization of the income tax credits and net operating loss carryforwards accumulated prior to the Company's quasi-reorganization in 1986 are recorded as an adjustment to additional paid-in capital.

     As a result of forward sale arrangements, the Company recognized approximately $97 million in taxable income in 1997. The Company, however, was able to apply a portion of its net operating loss tax carryforwards against the tax that would otherwise have been paid. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $26.8 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences. In 1998, the Company recorded a deferred tax liability of $4.3 million in conjunction with the acquisition of Petal Gas, resulting from the difference between the book and tax losses of the net assets acquired.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had marketable securities of approximately $20.6 million and cash and cash equivalents of approximately $13.9 million compared to marketable securities of $134.8 million and cash and cash equivalents of $11.6 million at December 31, 1997. During 1998, the Company utilized approximately $29 million for the acquisition of Petal Gas, approximately $68 million to satisfy its obligations under the forward sale transactions entered into during 1997, approximately $10 million for development drilling activities at the DeSoto Properties and approximately $5.2 million to purchase 7.4 million shares of the Company's Senior Preferred Stock. The Company had no material debt at December 31, 1998, other than the debt directly associated with the acquisition of the Hattiesburg Facility. Recourse on such a debt is primarily limited to the assets of certain subsidiaries of the Company with obligations under the agreements associated with such debt.

     During 1997, the Company sold in a forward sale 32.7 Bcf of natural gas and
1.6 million barrels of crude oil for a total amount of approximately $97 million. The proceeds from these sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is amortized over the life of the forward sale contract as the volumes of crude oil and natural gas are delivered and such charge is recorded as amortization of discount on forward sales. Current deliveries required under the forward sales are 4.2 Bcf of natural gas during 1999 and thereafter 7.8 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was reduced from approximately $97 million as of December 31, 1997, to approximately $20.9 million as of December 31, 1998.

     The Company entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event that the Company was required to purchase such volumes to satisfy its obligations with respect to the forward sales. These hedges are designed to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the forward sales to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company was either entitled to receive or required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged.

     The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company hedge contracts are recognized as deliveries are made by the Company. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

     During the quarter ended June 30, 1998, and as a result of increased natural gas production from the DeSoto Properties, the Company amended its commodity swap contract to reduce the volumes hedged during the remainder of 1998 for consideration to the Company of approximately $501 thousand. On February 5, 1999, the Company also agreed to terminate its commodity swap contract covering the volumes hedged during the remaining period of 1999 through 2002 for consideration to the Company of approximately $250 thousand. Such gains are recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract.

     As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the

Company have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of such subsidiaries are secured by substantially all of their assets, including the Hattiesburg Facility. The net proceeds from the sale of future contract receivables are recognized over the period during which the receivables are generated and the balance of deferred revenue from such receivables was approximately $8.2 million and $13.2 million as of December 31, 1998 and 1997, respectively.

     Simultaneously with the sale of the Hattiesburg receivables, a subsidiary of the Company issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of certain subsidiaries of the Company. In addition, the Company currently has outstanding a $1.5 million irrevocable letter of credit to support certain obligations with respect to the Notes.

     In conjunction with the sale of the receivables and the Notes, certain subsidiaries of the Company agreed to various covenants and agreements relating to the Hattiesburg Facility. Among such covenants and agreements were covenants
(i) not to take certain actions that would materially adversely affect the receivables, (ii) with respect to the manner of operation of the Hattiesburg Facility and the other assets of certain subsidiaries, (iii) restricting the business of certain subsidiaries to the operation of the Hattiesburg Facility and restricting the expansion of the Hattiesburg Facility prior to the year 2000, (iv) requiring the continued ownership by certain subsidiaries of the Hattiesburg Facility and (v) restricting certain affiliated transactions.

     Under the Indenture relating to the Notes, certain of the Company's subsidiaries are subject to various restrictions regarding the distribution of assets to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the subsidiaries with obligations under the agreements related to such Indenture.

     The Company's working capital position decreased by approximately $40.7 million to $26.7 million at December 31, 1998, compared to $67.4 million at December 31, 1997, primarily as a result of the utilization of existing funds for the acquisition of Petal Gas and the purchase of the Company's Senior Preferred Stock during 1998. The Company generated net cash from operating activities of approximately $12.1 million, $6.5 million and $6.0 million during 1998, 1997 and 1996, respectively. During 1998, the net cash from operating activities benefitted primarily from the effect of the acquisition of Petal Gas and the expansion of crude oil and natural gas activities through the development drilling program of the DeSoto Properties.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

OTHER MATTERS

     The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 and beyond ("Year 2000"). The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. This issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". The Company has identified and assessed the Year 2000 compliance of items determined to be critical to its operations. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on natural gas delivery, revenue collection or the safety of personnel or facilities. After the assessment of systems, the Year 2000 implementation includes replacing or upgrading items that are determined not to be Year 2000 compliant, testing such items and designing and implementing contingency and business continuation plans. In addition, the Year 2000 compliance includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Currently, the Company is obtaining upgrades of application software from its vendors and the testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. In addition, the Company is currently communicating with third parties with which it has significant relationship to assess third party risks. The Company anticipates the completion of the remediation and testing phases during the second quarter of 1999. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position.

     The Company's readiness and development of contingency plans are subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. The Company anticipates the completion of the assessment of third party risk and the development of the contingency plan during the third quarter of 1999. The failure to correct a critical Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations and could adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

     The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation cost. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of December 31, 1998, the Company has an accrued liability of approximately $1.8 million for defense and related costs resulting from such environmental claims against the Company.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

     While the Company continues to be affected by fluctuations in the purchasing power of the dollar, inflation has not had a significant affect on the Company's earnings or financial condition in recent years.

FORWARD LOOKING STATEMENTS

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risks and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility and the Petal Facility, the use of the Company's existing net operating tax loss carryforwards, the ability to become Year 2000 compliant, the Company's successful execution of its acquisition strategy and internal operating plans including the expansion of its natural gas storage facilities, labor relations, regulatory uncertainties and legal proceedings, including in particular its pending litigation with the State of Louisiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the Company's participation in the acquisition of energy related assets, the Company has entered into certain acquisition financial transactions that currently limit its level of exposure to market risks associated with interest rates and prices of natural gas. In respect to the market risk associated with natural gas prices, the Company has entered into forward sale contracts and commodity swap contracts for hedging purposes, effectively reducing its exposure to price volatility in the physical markets. Accordingly, the Company's current and expected natural gas production from the DeSoto Properties is primarily committed for delivery through the year 2002 under a forward sale contract at a weighted average price of $2.01. At December 31, 1998, the Company was also a party to a commodity swap contract that served as a hedge to the forward sale of natural gas. This commodity swap contract was designed to convert purchases of natural gas in the open market from variable prices to scheduled prices stated in the hedging contract. The swap contract had a notional amount totaling $8.5 million and a fair value of approximately $250 thousand (favorable) based on the proceeds received by the Company during the first quarter of 1999 to terminate such contract. The Company has limited sensitivity to fluctuations in natural gas prices as its entire production is scheduled for delivery under such forward sale contract through the year 2002 and a commodity swap contract entered during 1999 provides a hedge against potential losses on the purchases of natural gas at prices higher than the prices used in the forward sales.

     The Company is subject to interest rate risk from the utilization of financial instruments such as term debt for acquisition funding. The fair market value of long-term debt with fixed-interest rate is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. At December 31, 1998, the estimated fair values of the Company's long-term debt, including current maturities, was $39 million. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt of $1.4 million. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The earnings and cash flows impact for 1999 resulting from an increase in interest rates would be limited as the Company's debt carries a fixed rate through the year 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
  Crystal Oil Company:

     We have audited the consolidated balance sheets of Crystal Oil Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystal Oil Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Shreveport, Louisiana
March 8, 1999

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 13,855    $ 11,550
  Marketable securities.....................................      20,643      58,162
  Accounts receivable, net
    Gas storage.............................................         946         562
    Crude oil and natural gas...............................         952         790
    Other receivables.......................................          54          54
  Prepaid expenses and other................................         129         123
                                                                --------    --------
      TOTAL CURRENT ASSETS..................................      36,579      71,241
MARKETABLE SECURITIES.......................................          --      76,648
PROPERTY, PLANT AND EQUIPMENT
    Gas storage facilities..................................     127,033      93,436
    Producing and non-producing crude oil and natural gas
     properties.............................................      28,859      20,096
    Land and building.......................................       2,691       2,242
    Furniture, office equipment and other...................         969         915
                                                                --------    --------
                                                                 159,552     116,689
  Less allowances for depreciation and depletion............     (16,524)     (9,343)
                                                                --------    --------
      NET PROPERTY, PLANT AND EQUIPMENT.....................     143,028     107,346
OTHER ASSETS
    Deferred tax assets.....................................      29,947      34,649
    Restricted cash and marketable securities...............       1,863       1,901
    Others..................................................       1,366       1,777
                                                                --------    --------
                                                                  33,176      38,327
                                                                --------    --------
                                                                $212,783    $293,562
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations..................    $    516    $    517
  Accounts payable..........................................       8,740       2,904
  Other accrued expenses....................................         650         462
                                                                --------    --------
      TOTAL CURRENT LIABILITIES.............................       9,906       3,883
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............      37,784      38,528
DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES
  AND FORWARD SALES.........................................      29,131     110,931
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  $.06 Senior convertible voting preferred stock
    (non-cumulative), $.01 par value; $1.00 liquidation
    preference; authorized 51,200,773 shares; issued and
    outstanding 7,360,753 and 14,788,328, shares,
    respectively............................................          74         148
  Common stock, $.01 par value; authorized 20,000,000 and
    4,000,000 shares, respectively; issued and outstanding
    2,668,122 shares........................................          27          27
  Additional paid-in capital................................     116,922     122,020
  Retained earnings.........................................      18,939      18,025
                                                                --------    --------
      TOTAL STOCKHOLDERS' EQUITY............................     135,962     140,220
                                                                --------    --------
                                                                $212,783    $293,562
                                                                ========    ========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                    (IN THOUSANDS EXCEPT
                                                                     PER SHARE AMOUNTS)
REVENUES
  Gas storage fees..........................................    $14,202    $12,296    $12,568
  Crude oil sales...........................................        358        210        258
  Natural gas sales.........................................      7,524      2,320        432
  Interest, investment and other income.....................      4,764      4,927      3,948
                                                                -------    -------    -------
                                                                 26,848     19,753     17,206
COSTS AND EXPENSES
  Gas storage operating expenses............................      1,534      1,011      1,082
  Crude oil and natural gas lease operating expense.........      1,193        567         45
  Taxes other than income tax...............................      1,298        780        665
  General and administrative expense........................      2,818      3,387      2,935
  Interest and debt expense.................................      3,270      3,265      3,259
  Amortization of discount on sale of future contract
     receivables and forward sales..........................      5,461      3,358      1,520
  Exploration cost..........................................      1,333         --        356
  Depreciation, depletion and amortization..................      8,285      3,896      3,281
                                                                -------    -------    -------
                                                                 25,192     16,264     13,143
                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES..................................      1,656      3,489      4,063
INCOME TAXES................................................        742      1,409      1,590
                                                                -------    -------    -------
NET INCOME..................................................    $   914    $ 2,080    $ 2,473
                                                                =======    =======    =======
NET INCOME PER COMMON SHARE.................................    $  1.18    $   .78    $   .93
                                                                =======    =======    =======
NET INCOME PER COMMON SHARE --
  ASSUMING DILUTION.........................................    $  1.15    $   .76    $   .91
                                                                =======    =======    =======
CASH DIVIDENDS PER SHARE OF COMMON STOCK....................    $    --    $    --    $    --
                                                                =======    =======    =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         SENIOR              ADDITIONAL
                                                        PREFERRED   COMMON    PAID-IN     RETAINED
                                                          STOCK     STOCK     CAPITAL     EARNINGS
                                                        ---------   ------   ----------   --------
                                                                      (IN THOUSANDS)
Balance at January 1, 1996...........................     $148       $27      $ 96,902    $13,472
  Net income.........................................       --        --            --      2,473
  Issuance of common stock...........................       --        --           254         --
                                                          ----       ---      --------    -------
Balance at December 31, 1996.........................     $148       $27      $ 97,156    $15,945
  Net income.........................................       --        --            --      2,080
  Issuance of common stock...........................       --        --            44         --
  Utilization of net operating loss carryforward and
     recognition of deferred tax assets..............       --        --        26,800         --
  Recognition of environmental remediation liability,
     net of tax......................................       --        --        (1,980)        --
                                                          ----       ---      --------    -------
Balance at December 31, 1997.........................     $148       $27      $122,020    $18,025
  Net income.........................................       --        --            --        914
  Purchase of senior preferred stock.................      (74)       --        (5,098)        --
                                                          ----       ---      --------    -------
Balance at December 31, 1998.........................     $ 74       $27      $116,922    $18,939
                                                          ====       ===      ========    =======

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                                  1998         1997         1996
                                                                ---------    ---------    ---------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $     914    $   2,080    $   2,473
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of deferred financing cost...............          306          302          276
      Depreciation, depletion and amortization..............        8,285        3,896        3,281
      Exploration expenses..................................        1,333           --          356
      Deferred income tax provision (benefit)...............          438         (407)       1,387
      Net loss (gain) on sale of property, plant and
        equipment...........................................           83           --          (51)
      Net change in accrued interest income.................        1,438         (712)        (625)
      Increase in accounts receivable.......................         (148)        (364)        (195)
      Decrease (increase) in prepaid expenses and other
        current assets......................................            2          (21)         255
      Decrease (increase) in other assets...................          (15)        (311)         140
      Increase (decrease) in accounts payable and accrued
        expenses............................................         (510)       2,060       (1,276)
                                                                ---------    ---------    ---------
    Net cash provided by operating activities...............       12,126        6,523        6,021
                                                                ---------    ---------    ---------
Cash flows from investing activities:
  Acquisition of Petal Gas Storage Company, net of cash
    received................................................      (29,141)          --           --
  Acquisition of DeSoto Properties..........................           --      (13,514)          --
  Proceeds from sale of property, plant and equipment.......          669           --           66
  Capital expenditures......................................      (12,701)      (4,643)        (860)
  Purchase of marketable securities.........................     (134,968)    (169,989)    (117,736)
  Maturity of marketable securities.........................      247,697       89,775      118,924
  Investment of restricted funds............................       (4,477)          --       (1,807)
  Reduction of restricted funds.............................        4,515           62        1,320
  Other.....................................................           --           --          (26)
                                                                ---------    ---------    ---------
    Net cash provided by (used in) investing activities.....       71,594      (98,309)        (119)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
  Reduction in long-term obligations........................         (745)      (1,105)      (1,004)
  Proceeds from issuance of common stock....................           --           44          254
  Reduction of deferred revenue from sale of future contract receivables
    and forward sales.......................................      (75,498)      (4,786)      (4,299)
  Payment of costs for financing and sale of future
    contracts receivables...................................           --           --          (89)
  Proceeds from forward sales...............................           --       97,856           --
  Payment of costs for forward sale contracts...............           --         (249)          --
  Purchase of senior preferred stock........................       (5,172)          --           --
                                                                ---------    ---------    ---------
    Net cash provided by (used in) financing activities.....      (81,415)      91,760       (5,138)
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........        2,305          (26)         764
Cash and cash equivalents at beginning of year..............       11,550       11,576       10,812
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year....................    $  13,855    $  11,550    $  11,576
                                                                =========    =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest..................................................    $   2,963    $   2,963    $   3,089
                                                                =========    =========    =========
  Amortization of discount on sale of future contract
    receivables and forward sales...........................    $   5,461    $   3,358    $   1,520
                                                                =========    =========    =========
  Income taxes..............................................    $     335    $   1,985    $     207
                                                                =========    =========    =========

                See notes to consolidated financial statements.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Crystal Oil Company and subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany accounts and transactions have been eliminated.

     Business -- The Company's principal business activity consists of the ownership and operation of two natural gas storage facilities located near Hattiesburg, Mississippi. The Company also holds various interests in natural gas properties located primarily in Louisiana. The Company engages in natural gas storage operations through its acquisition of facilities in June 1995 (the "Hattiesburg Facility") and March 1998 (the "Petal Facility") (See Note C). The Hattiesburg Facility is operated as a state law regulated utility under the jurisdiction of the Mississippi Public Service Commission and the Petal Facility is subject to federal regulation by the Federal Energy Regulatory Commission. The Company's natural gas interests are primarily composed of proved producing and undeveloped reserves in the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties"), which were acquired in 1997 (See Note C). The comparability of the Company's financial statements for the periods presented is affected by the impact of acquisitions on operations.

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

     Depreciation, Depletion and Amortization -- Depreciation of gas storage facilities and equipment is provided using the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years. Approximately $8.0 million associated with certain gas storage contracts providing for firm capacity to various customers is included under the classification gas storage facilities and is amortized using the straight-line method over the term of such contracts.

     Depletion of intangible drilling and leasehold costs relating to producing crude oil and natural gas properties is computed by the unit of production method on a field basis using only proved developed reserves.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

Depletion of leasehold acquisition costs relating to properties acquired is computed using total proved reserves. The provision for depreciation of other tangible assets has been computed on a straight-line basis over the estimated useful lives of the assets.

     Long-Lived Assets -- Crude oil and natural gas properties are evaluated by field for potential impairment; other long-lived assets are evaluated on a specific asset basis or in groups of similar assets, as applicable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     During the year ended December 31, 1998, a valuation adjustment of approximately $817 thousand was recorded for the impairment of an investment in certain non-operated crude oil and natural gas properties to the extent that the carrying amount of producing crude oil and natural gas properties for financial reporting purposes exceeded the discounted future net cash flow from proved crude oil and natural gas reserves. In addition, the Company recorded a charge of approximately $552 thousand to reflect the estimated recoverable amount of an investment in a joint venture that is expected to engage in workover and enhanced recovery activities in two fields with existing producing crude oil and natural gas deposits located in the eastern region of Ecuador. These charges were reflected in depreciation, depletion and amortization in the consolidated statement of operations. The Company did not have an impairment in the carrying value of long-lived assets for the years ended December 31, 1997 and 1996.

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

     Reclassifications -- Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the classifications used in the 1998 financial statements.

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

     The Company also maintains operating balancing agreements with pipeline companies transporting natural gas into the Company's storage facilities in order to account for over and under deliveries of natural gas resulting from the difference between the volumes injected into or withdrawn from the storage facility through the pipelines and the volumes nominated for the customers utilizing the storage facility. The Company records an account payable or receivable to or from the pipeline companies for the over or under delivery of natural gas

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
and adjusts the level of the Company's base natural gas in the storage facility. The Company settles the natural gas imbalances with the pipelines through the exchange of volumes in-kind or cash.

     Commodity Swap Contracts -- The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company's commodity swap contracts are recognized when the volumes of crude oil and natural gas being hedged are sold. The cash flows from futures contracts are accounted for as hedges for sales of crude oil and natural gas and are classified as operating activities in the consolidated statements of cash flows. Gains or losses from the termination of hedging contracts will be recognized over the original periods of such contracts. In the event that the Company enters into derivative financial instruments for trading purpose or a commodity swap contract cases to quality as a hedge, the Company will recognize gains or losses in earnings from the commodity swap contracts based on current fair values.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, in June 1997. SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components as part of a full set of financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoption of SFAS 130 does not have an effect on the Company's financial statements as the components of comprehensive income are not significant.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, it will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment, if any, that will be made upon adopting this new standard. The Company does not anticipate the early adoption of SFAS 133.

NOTE B -- INVESTMENTS IN DEBT SECURITIES

     Management determines the appropriate classification of its investments in marketable debt securities at the time of the purchase and reevaluates such determination at each balance sheet date. At December 31, 1998 and 1997, marketable debt securities have been categorized as available for sale and as a result are stated at fair value. Unrealized gains and losses are reported as an adjustment to other comprehensive income.

     The Company's investments in debt securities are classified in the Company's balance sheet as cash equivalents, marketable securities and restricted funds. These investments are all highly liquid debt instruments with a remaining maturity at the time of purchase of less than three months for investments classified as cash equivalents and greater than three months for investments classified as marketable securities and restricted funds (See Note
F).

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The following is a summary of the estimated fair value of securities available for sale by balance sheet classification:

                                                               DECEMBER 31
                                                            ------------------
                                                             1998       1997
                                                            -------    -------
                                                              (IN THOUSANDS)
Cash equivalents
  U.S. Government Agency Securities.....................    $    --    $   497
  Corporate debt securities.............................      9,324      2,495
                                                            -------    -------
                                                            $ 9,324    $ 2,992
                                                            =======    =======
Current marketable securities
  U.S. Treasury bills...................................    $    --    $ 4,790
  U.S. Treasury notes...................................      5,083      6,022
  U.S. Government Agency Securities.....................      1,121     24,773
  Corporate debt securities.............................     14,439     22,577
                                                            -------    -------
                                                            $20,643    $58,162
                                                            =======    =======
Non-current marketable securities
  U.S. Treasury notes...................................    $    --    $ 4,583
  U.S. Government Agency Securities.....................         --     39,625
  Corporate debt securities.............................         --     32,440
                                                            -------    -------
                                                            $    --    $76,648
                                                            =======    =======
Restricted funds
  U.S. Treasury bills...................................    $    56    $    94
                                                            =======    =======

     The estimated fair value of each investment approximates the amortized cost, and therefore, the unrealized gains or losses as of December 31, 1998 and 1997, are not significant.

NOTE C -- ACQUISITIONS

     On March 12, 1998, the Company consummated the acquisition of Petal Gas Storage Company ("Petal Gas"), an indirect wholly-owned subsidiary of CMS Energy Corp., for approximately $29 million, net of certain adjustments and inclusive of acquisition costs of approximately $400 thousand. Petal Gas owns and operates a high-deliverability natural gas storage facility near Hattiesburg, Mississippi, with a working natural gas capacity of 3.2 billion cubic feet ("Bcf"). The facility is connected directly to two interstate pipelines, Tennessee Gas Pipeline and Koch Gateway Pipeline, and indirectly to Transcontinental Gas Pipe Line and Associated Intrastate of Mississippi through a pipeline owned by Hattiesburg Gas Storage Company, a subsidiary of the Company. The carrying cost of the gas storage facility includes an additional $4.3 million in costs associated with the deferred tax liability resulting from the difference between the book and tax bases of the net assets acquired.

     The acquisition has been accounted for in accordance with the "purchase method" of accounting, and accordingly, the results of operations of Petal Gas are included in the Company's consolidated condensed statements of operations from the acquisition date.

     On May 30, 1997, the Company consummated the acquisition of the DeSoto Properties for a total cash purchase price of approximately $11.9 million, net of adjustments and related acquisition costs of approximately $256 thousand. The acquisition was effective on March 1, 1997, and in accordance with the "purchase method" of accounting, the results of operations of the acquired properties are included in the Company's

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
consolidated statements of operations for the period commencing on May 30, 1997. In addition, the Company acquired the working interest of various owners in the DeSoto Properties effective on July 1, 1997, for approximately $1.5 million.

     During 1997, the Company incurred approximately $.8 million in non-recurring expenses relating to an unsuccessful bid for certain crude oil and natural gas properties. These expenses have been included in general and administrative expense for the year ended December 31, 1997.

NOTE D -- ASSET DISPOSITIONS

     During the first quarter of 1998, the Company sold its interest in certain non-strategic undeveloped crude oil and natural gas properties for cash consideration of approximately $651 thousand and recognized a net loss on such disposition of approximately $83 thousand.

NOTE E -- DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES AND FORWARD
          SALES

     On June 6, 1997, the Company entered into a natural gas forward sale of approximately 16.3 billion cubic feet ("Bcf") of natural gas to be delivered during the period of September 1997 through December 2002 at a discounted current cash price of approximately $27 million (the "June 1997 Forward Sale"). Under the June 1997 Forward Sale, the Company has a current obligation to deliver approximately 4.2 Bcf of natural gas in 1999 and 7.8 Bcf of natural gas thereafter through 2002. The proceeds from the June 1997 Forward Sale reflected an 8.1% discount rate and a reference price for the natural gas sold that ranged between $1.89 and $2.25 per MMbtu for the years 1999 through 2002. The natural gas sold can be delivered from the production of the DeSoto Properties or other properties and from other natural gas owned, developed or purchased in the future.

     On September 30, 1997, the Company effected a forward sale of approximately
16.4 Bcf of natural gas and 1.6 million barrels of crude oil to be delivered during 1998 at a discounted current cash price of approximately $70 million (the "September 1997 Forward Sale"). The September 1997 Forward Sale was entered in connection with the Company's ongoing acquisition program, in particular a significant crude oil and natural gas property acquisition that the Company was bidding for but was unsuccessful in acquiring during the third quarter of 1997, as well as to position to the Company to take advantage of crude oil and natural gas trading opportunities.

     The Company satisfied its obligations under the September 1997 Forward Sale through the purchase of crude oil and natural gas in the open market. To limit the risk of price volatility with respect to crude oil and natural gas purchased to satisfy the Company's delivery obligations under the September 1997 Forward Sale, the Company entered into various commodity hedging arrangements covering the volumes delivered in 1998 (See Note N). During 1998, the Company recognized a loss of approximately $150 thousand with respect to its obligation to deliver crude oil and natural gas under the September 1997 Forward Sale net of the effect of the corresponding commodity hedging arrangements.

     The proceeds from the forward sales are reflected for financial accounting purposes as "Deferred Revenues from Forward Sales" and are recognized as deliveries are made by the Company based on an undiscounted reference price for the crude oil and natural gas sold. The imputed charge used in establishing the sales price of the crude oil and natural gas sold is being amortized over the life of the forward sale contract as the crude oil and natural gas are delivered and recorded as amortization of discount on forward sales. The balance of deferred revenues from forward sales was reduced from approximately $98 million as of December 31, 1997, to approximately $20.9 million as of December 31, 1998, and, the Company recognized a charge of approximately $4.6 million for the amortization of the discount on forward sales during 1998.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     In 1995, indirect wholly-owned subsidiaries of the Company sold the right to receive payments on the firm storage contract receivables to be generated through June 30, 2000, from the operation of the Hattiesburg Facility (the "Hattiesburg Sold Receivables") for a total cash consideration of approximately $42.7 million, representing $50.6 million at 7.52% annualized discount on the receivables. Even though the Hattiesburg Sold Receivables were sold without recourse to the Company, certain obligations under the sales agreement are secured by substantially all of the assets of certain subsidiaries of the Company, including the Hattiesburg Facility and its storage contracts, but excluding the receivables to be generated from the operation of this facility after June 30, 2000. In addition, the Company has agreed to be responsible for the payment of up to $4 million during the remaining period through June 30, 2000, for certain limited obligations in the event of bankruptcy of those subsidiaries of the Company with obligations under the sales agreement. As of December 31, 1998, restricted funds of approximately $1.8 million also secured the obligations with respect to the Hattiesburg Sold Receivables.

     Immediately prior to the sale of the Hattiesburg Sold Receivables, an indirect wholly-owned subsidiary of the Company purchased approximately 47.3% of such receivables for approximately $20.2 million. The net proceeds of $22.5 million from the Hattiesburg Sold Receivables in conjunction with funds of $36.5 million derived from long-term borrowings and existing cash were used by the Company for acquiring the Hattiesburg Facility in 1995. The net proceeds from the Hattiesburg Sold Receivables have been classified for accounting purposes as "Deferred Revenue from Sale of Future Contract Receivables" and will be recognized over the period during which such receivables are to be generated. The balance of deferred revenue from the sale of future contract receivables was approximately $8.2 million and $13.2 million as of December 31, 1998 and 1997, respectively. The discount between the funds received on the sale of the Hattiesburg Sold Receivables and the scheduled payments thereunder is being amortized over the life of the Hattiesburg Sold Receivables based on the discount rate applied in determining the sale price of the Hattiesburg Sold Receivables and recorded as "Amortization of Discount on Sale of Future Contract Receivables." The Company recorded an expense of approximately $825 thousand, $1.2 million and $1.5 million for the amortization of discount on sale of future contract receivables in 1998, 1997 and 1996, respectively.

     The balance of Deferred Revenue from Sale of Future Contract Receivables and Forward Sales will be amortized over the next four years as follows: approximately $12.2 million in 1999, $8.1 million in 2000, $4.6 million in 2001 and $4.2 million in 2002.

NOTE F -- LONG-TERM OBLIGATIONS

                                                               DECEMBER 31
                                                            ------------------
                                                             1998       1997
                                                            -------    -------
                                                              (IN THOUSANDS)
8.12% Secured guaranteed notes, due in monthly amounts
  from July 2000 through July 2005......................    $36,474    $36,474
Mortgage note to a bank at prime plus 1/4 of 1%.........         10         10
Other...................................................      1,816      2,561
                                                            -------    -------
                                                             38,300     39,045
Less current portion....................................       (516)      (517)
                                                            -------    -------
Amount classified as long-term..........................    $37,784    $38,528
                                                            =======    =======

     In 1995, an indirect wholly-owned subsidiary of the Company issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30, 2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to Crystal Oil Company, are secured by substantially all the

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
assets of certain subsidiaries of the Company, including the Hattiesburg Facility and its storage contracts as well as certain accounts receivable to be generated from the operation of this facility. As of December 31, 1998, restricted funds of approximately $1.8 million had been pledged to secure the obligations with respect to the Hattiesburg Sold Receivables. In addition, the Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the Notes.

     Under the Indenture relating to the Notes, certain of the Company's subsidiaries are subject to various restrictions regarding the distribution of assets to the Company. However, such restrictions do not restrict the ability of the Company to pay dividends to its shareholders from available cash and accumulated earnings, exclusive of the operating cash flows of the subsidiaries with obligations under the agreements related to the Indenture.

     The Company's amended credit facility with its banks relating to certain standby letters of credit (the "Credit Agreement") prohibits the declaration and payment of any dividends on the Company's stock as long as there are outstanding letters of credit under the Credit Agreement. The latest letter of credit under the Credit Agreement will terminate on January 1, 2001.

     Maturities of debt obligations for each of the next five years are $516 thousand in 1999; $3.5 million in 2000; $6.8 million in 2001; $7.1 million in 2002; and $7.4 million in 2003.

NOTE G -- STOCKHOLDERS' EQUITY

     In June 1998, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation that increased the number of authorized shares of the Company's Common Stock from four million shares to 20 million shares. A summary of the Company's capital stock, as of December 31, 1998, is as follows:

                                                                                SHARES
                                                                  SHARES      ISSUED AND
                                                                AUTHORIZED    OUTSTANDING
                                                                ----------    -----------
$.06 Senior Convertible Voting Preferred Stock
  (Non-Cumulative), $.01 par value ("Senior Preferred
  Stock"); $1.00 liquidation preference.....................    51,200,773     7,360,753
Common Stock, $.01 par value ("Common Stock")...............    20,000,000     2,668,122

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

     On November 12, 1998, the Company purchased approximately 7.4 million shares of its Senior Preferred Stock for approximately $5.2 million pursuant to an unsolicited privately negotiated transaction. The Senior Preferred Stock has a liquidation preference and a recorded carrying value of $1 for each share outstanding (See Note J). As a result, if the Company were to have been liquidated and its assets sold and its liabilities settled at the carrying values thereof at December 31, 1998, $7.4 million of the equity of the Company would have been attributed entirely to the Senior Preferred Stock.

     Holders of the Senior Preferred Stock are entitled to vote with the holders of the Common Stock, as a single class, for the election of directors and on all matters submitted to a vote of stockholders of the Company. Each share of Senior Preferred Stock is entitled to .001 of a vote.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The Company issued 2,500 shares and 11,500 shares of Common Stock during 1997 and 1996, respectively, for an aggregate consideration of approximately $44 thousand and $254 thousand, respectively, pursuant to the Crystal Oil Company 1992 Employee Stock Option Plan (the "Option Plan") (See Note I). During 1998, the Company did not issue shares of Common Stock.

     The table below shows the total number of shares of Common Stock which, at December 31, 1998, were reserved for future issuance upon conversion or exercise of the following securities:

                                                                SHARES RESERVED
                                                                ---------------
Senior Preferred Stock......................................         16,562
Shares reserved for issuance pursuant to the Employee Stock
  Option Plan (See Note I)..................................        192,875
Warrants issued and outstanding.............................        449,308
                                                                    -------
                                                                    658,745
                                                                    =======

     The Company has reserved for future issuance 192,875 shares of Common Stock that are issuable pursuant to an Employee Stock Option Plan. Of such shares reserved, options have been granted and are outstanding to purchase 165,250 shares of Common Stock (See Note I).

     As of December 31, 1998, the Company's outstanding warrants allowed its holders to purchase an aggregate of 449,308 shares of the Company's Common Stock at per share prices ranging from $97.78 to $325.93. As the outstanding warrants expired on January 30, 1999, the Company currently has 209,437 shares of Common Stock reserved for future issuance pursuant to its Senior Preferred Stock and Employee Stock Option Plan.

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

     The components of the provision for income taxes are:

                                                                 YEAR ENDED DECEMBER 31
                                                                ------------------------
                                                                1998     1997      1996
                                                                ----    ------    ------
                                                                     (IN THOUSANDS)
Federal:
  Current-Alternative Minimum Tax...........................    $ --    $1,628    $   --
  Deferred tax expense (benefit)............................     473      (615)    1,387
State:
  Current...................................................     304       188       203
  Deferred tax expense (benefit)............................     (35)      208        --
                                                                ----    ------    ------
                                                                $742    $1,409    $1,590
                                                                ====    ======    ======

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     The provision for income taxes vary from the amounts computed by applying the statutory rate as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                                -------------------------
                                                                1998      1997      1996
                                                                -----    ------    ------
                                                                     (IN THOUSANDS)
Amounts computed by applying statutory rate.................    $ 563    $1,186    $1,381
Benefit of state income taxes...............................     (103)      (64)      (69)
Other.......................................................      (22)       99        75
                                                                -----    ------    ------
                                                                  438     1,221     1,387
State income taxes..........................................      304       188       203
                                                                -----    ------    ------
                                                                $ 742    $1,409    $1,590
                                                                =====    ======    ======

     As a result of the Company's quasi-reorganization accounting treatment, the benefits of utilizing the net operating loss carryforwards and income tax credits accumulated prior to the Company's reorganization are credited to additional paid-in-capital and are reported as a provision in lieu of income taxes in the statement of operations for financial reporting purposes.

     The significant components of deferred tax expense attributable to income from continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                1998      1997      1996
                                                                -----    ------    ------
                                                                     (IN THOUSANDS)
Deferred tax expense (exclusive of the effects of other
  components below).........................................    $ 438    $1,454    $3,143
Net operating loss and tax benefit carryforwards............       --    (1,861)   (1,731)
Decrease in beginning of the year balance of valuation
  allowance for deferred tax assets.........................       --        --       (25)
                                                                -----    ------    ------
                                                                $ 438    $ (407)   $1,387
                                                                =====    ======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows (in thousands):

                                                                  1998        1997
                                                                --------    --------
Deferred tax assets:
  Crude oil and natural gas forward sale contracts..........    $  8,160    $ 34,549
  Sale of future contract receivables.......................       5,328       8,535
  Net operating loss carryforwards..........................      58,753      32,316
  Investment tax credit carryforward........................       1,550       2,555
  Percentage depletion carryforward.........................       2,695       2,661
  Alternative minimum tax credit carryforward...............       4,220       4,220
  State net operating loss carryforward.....................         782         581
  Other.....................................................         858         991
                                                                --------    --------
     Total gross deferred tax assets........................      82,346      86,408
     Less valuation allowance...............................     (32,412)    (35,075)
                                                                --------    --------
       Gross deferred tax assets net of valuation
        allowance...........................................      49,934      51,333
Total gross deferred tax liability
  Property, plant and equipment -- valuation and
     depreciation...........................................     (19,987)    (16,684)
                                                                --------    --------
       Net deferred tax assets..............................    $ 29,947    $ 34,649
                                                                ========    ========

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance for deferred tax assets as of January 1, 1998 and 1997, was $32.4 million and $35.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, were decreases of $2.7 million and $27.6 million, respectively. The June 1997 Forward Sale and September 1997 Forward Sale resulted in the Company recognizing approximately $97 million in taxable income. The Company, however, was able to utilize a portion of its net operating loss carryforwards against a substantial portion of such taxable income. Because the net operating loss tax carryforwards related to periods prior to the Company's quasi-reorganization in 1986, the Company recognized no income as a result of its use of its net operating loss tax carryforwards. The valuation allowance for deferred tax assets was reduced by approximately $26.8 million based upon projections for future taxable income over the periods which the deferred tax assets can be realized as management believes it is more likely than not that the Company will realize the benefit of these deductible differences. The change in 1998 relates primarily to the expiration of net operating loss carryforwards and investment tax credit carryforwards.

     In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset at December 31, 1998, the Company will need to generate future taxable income of approximately $87 million in addition to the reversal of temporary taxable differences prior to the expiration of current and projected net operating loss carryforwards in 2019. The taxable loss for 1998 totaled approximately $82.0 million while taxable income of $92.3 million was generated in 1997. The Company generated a taxable loss of $5.1 million in 1996. The taxable income for 1997 differed from income before taxes due primarily to the recognition of taxable income on forward sales. The taxable loss for 1998 and 1996 differed from income before taxes due primarily to the recognition of taxable income on forward sales and storage contracts previously recognized for tax purposes. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     Investment tax credits and regular tax net operating loss carryforwards of $1.5 million and $172.9 million, respectively, are available for federal income tax purposes with $70 million expiring from 1999 to 2002. In addition, statutory depletion carryforwards and Alternative Minimum Tax credit carryforwards of $7.9 million and $4.2 million, respectively, are available for federal income tax purposes and have no expiration date. As a result of the Company's quasi-reorganization accounting treatment, the future benefit from utilization of any additional net operating loss carryforwards accumulated prior to the Company's reorganization, and not previously recognized, will be recorded as an adjustment to additional paid-in capital.

NOTE I -- EMPLOYEE INCENTIVE AND BENEFIT PLANS

     The Company measures compensation cost for employee stock compensation using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's Option Plan.

     The Company has an Option Plan intended to provide a means whereby certain key employees of the Company may obtain a proprietary interest in the continued development and financial success of the Company. The Option Plan provides for the granting of stock options in the aggregate amount of 300,000 shares of Common Stock and for a four-year vesting period on the basis of one-fourth vesting on each anniversary date of the date of grant and subject to earlier vesting upon the occurrence of certain events such

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
as the substantial disposition of assets. The determination of the individuals eligible to participate in the Option Plan and the allocation of stock options to the participants are administered by a committee of the Board of Directors. Under the program, options have been granted to employees at a price equal to the then-current market price and all of the options expire ten years after the date of grant.

     During 1998, 1997 and 1996, the Company granted 50,000, 20,000 and 24,000 options, respectively, at market price. The weighted-average fair value of each of the options was estimated as of the date of grant to be $16.26 for the 1998 options, $14.43 for the 1997 options and $14.32 for the 1996 options using an option-pricing model with the following assumptions: expected volatility -- 22.5%, risk-free interest rate -- 5.65% for 1998 option and 6.25% for 1997 and 1996 options, dividend rate -- zero, and expected option life -- 7 years.

     Stock option transactions during 1998, 1997 and 1996 were as follows:

                                         1998                  1997                   1996
                                  -------------------   -------------------    -------------------
                                             WEIGHTED              WEIGHTED               WEIGHTED
                                             AVERAGE               AVERAGE                AVERAGE
                                             EXERCISE              EXERCISE               EXERCISE
                                  OPTIONS     PRICE     OPTIONS     PRICE      OPTIONS     PRICE
                                  --------   --------   --------   --------    --------   --------
Outstanding at beginning of
  year..........................   115,250    $26.86      97,750    $25.06       85,250    $22.50
Granted.........................    50,000    $42.00      20,000    $34.50       24,000    $32.75
Exercised.......................        --                (2,500)   $17.50      (11,500)   $22.08
Forfeited.......................        --                    --                     --
                                  --------              --------               --------
Outstanding at end of year......   165,250    $31.44     115,250    $26.86       97,750    $25.06
                                  ========              ========               ========
Options exercisable at
  year-end......................    83,875                68,500                 60,625
                                  ========              ========               ========
Weighted-average fair value of
options granted during the
year............................  $  16.26              $  14.43               $  14.32
                                  ========              ========               ========

     The following table summarizes certain information about stock options at December 31, 1998:

                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ------------------------------------   ----------------------
                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED                 WEIGHTED
                                            NUMBER OF     REMAINING    AVERAGE     NUMBER OF    AVERAGE
                                             OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                   OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------                   -----------   -----------   --------   -----------   --------
$17.50 to $22.13........................      53,750     4.07 years     $20.01      53,750       $20.01
$31.13 to $34.50........................      61,500     7.29           $32.86      30,125       $32.33
$42.00..................................      50,000     9.25           $42.00          --       $42.00
                                             -------                                ------
$17.50 to $42.00........................     165,250     6.84           $31.44      83,875       $24.44
                                             =======                                ======

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

     In accordance with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts shown in the following table.

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                       1998     1997     1996
                                                       -----   ------   ------
                                                        (IN THOUSANDS EXCEPT
                                                         PER SHARE AMOUNTS)
Net Income
  As reported.......................................   $ 914   $2,080   $2,473
                                                       =====   ======   ======
  Pro forma.........................................   $ 685   $1,958   $2,395
                                                       =====   ======   ======
Net Income per Common Share
  As reported.......................................   $1.18   $  .78   $  .93
                                                       =====   ======   ======
  Pro forma.........................................   $1.10   $  .73   $  .90
                                                       =====   ======   ======
Net Income per Common Share, Assuming Dilution
  As reported.......................................   $1.15   $  .76   $  .91
                                                       =====   ======   ======
  Pro forma.........................................   $1.08   $  .72   $  .88
                                                       =====   ======   ======

     The Company provides a Retirement Savings Plan ("Savings Plan") for its eligible employees. The Savings Plan allows participants to defer a portion of their income through contributions to the Savings Plan pursuant to section 401(K) of the Internal Revenue Code. The Savings Plan currently provides for a matching contribution by the Company equivalent to 50% of each participant's contribution not exceeding 6% of annual employee compensation with amounts being vested at a rate of 20% for each year of employment. The Company bears the administrative costs of the Savings Plan.

     The Company provides to its eligible employees the Crystal Oil Company Employee Stock Ownership Plan (the "ESOP"). Under the ESOP, the Company may contribute annually an amount, if any, determined by the Board of Directors in a specified percentage of total employee compensation, not to exceed 10%. All contributions are made to a trust for the benefit of the employees and are invested in shares of Common Stock to be purchased by an independent trustee in the open market. The Company may elect to make its contribution in the form of shares of Common Stock. The Board of Directors approved a contribution to the ESOP of $55 thousand in 1998 and $50 thousand in each of 1997 and 1996 or approximately 5% of total annual employee compensation in each year, which amounts were recorded as general and administrative expense. At December 31, 1998, 8,897 shares of the Company's Common Stock, purchased in the open market, are held in trust for the ESOP. The Company's contributions are subject to vesting based on the number of years that the employee is employed with the Company at a rate of 20% for each year of employment after the annual contribution, subject to earlier vesting upon the occurrence of certain events such as the substantial disposition of assets. In 1994, the participants in the ESOP became fully vested with respect to previous and future contributions of the Company as a result of the disposition of substantially all of the Company's crude oil and natural gas properties. Employees are entitled to receive a single distribution of the number of vested shares in the employee's account following retirement, disability, death or termination of employment but may, in accordance with rules under the ESOP, elect to receive the entire distribution in cash based on the existing value of the Common Stock.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE J -- NET INCOME PER SHARE

     A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three years ended December 31, 1998, follows. No difference existed between net income used in computing basic and diluted income per share for these years.

                                                              1998         1997         1996
                                                            ---------    ---------    ---------
                                                                 (WEIGHTED-AVERAGE SHARES
                                                                       OUTSTANDING)
Basic method............................................    2,668,122    2,666,135    2,661,863
Dilutive preferred stock................................       16,562       33,274       33,274
Dilutive stock options..................................       38,636       38,392       32,373
                                                            ---------    ---------    ---------
Assuming dilution.......................................    2,723,320    2,737,801    2,727,510
                                                            =========    =========    =========

     Warrants representing the rights to acquire 449,308 shares in each of 1998, 1997 and 1996, respectively, were not considered in the computation of diluted earnings per share because any effects of the warrants would have been antidilutive.

     During the year ended December 31,1998, the Company purchased approximately
7.4 million shares of its Senior Preferred Stock with a recorded carrying value of $1.00 per share for approximately $5.2 million, $.70 per share. Accordingly, the excess of the carrying value of the Senior Preferred Stock over the cash consideration paid to the holders of the Senior Preferred Stock of $2.2 million was added to net income for the calculation of net income per share available to common shareholders.

NOTE K -- COMMITMENTS AND CONTINGENCIES

     The Company has been named as a potentially responsible party for environmental remediation in a claim by an agency of the State of Louisiana. Under such claim, the State of Louisiana is seeking $4.5 million from all potentially responsible parties. The State of Louisiana filed a motion with the First Judicial District Court, Caddo Parish, Louisiana, that included the Company as a defendant in the state court proceedings. Based on information known to the Company, the Company does not believe that its ultimate payment obligations with respect to this matter will have a material adverse impact on the Company's financial position, results of operations or liquidity.

     The Company's policy is to accrue environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. In light of the claim by the State of Louisiana, the Company has an accrued liability of $1.8 million as of December 31, 1998, for defense and related costs of such matters. Because the foregoing matters relate to matters existing prior to the Company's quasi-reorganization in 1986, this accrual was originally recorded net of related tax impact as an offset to additional paid-in capital.

     The Company is currently a party to various lawsuits which, in management's opinion, will not have a significant adverse impact on the Company's financial position, results of operations or liquidity.

     On June 18, 1998, the Company entered into various severance agreements with its officers. These agreements are for a term through June 18, 2000, but renew annually thereafter if not previously terminated by the officer of the Company. The agreements provide for a cash payment to the officer equal to a multiple of one-and-a-half to three times the most recent base salary and extension of certain employee benefits for a period of time in the event of termination of employment under certain circumstances and without cause.

     The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million Notes. Such letter of credit expires on November 21, 2000. The future minimum rental payments for all non-cancelable operating leases as of December 31, 1998, are immaterial. Rental expense on operating leases was not significant in 1998, 1997 and 1996.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE L -- EXPLORATION AND PRODUCTION COST DATA AND RESULTS OF OPERATIONS

     The following tables set forth certain data with respect to acquisition, exploration, development and production activities of primarily natural gas.

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Acquisition of properties:
  Unproved..................................................    $    --    $    --    $    --
  Proved....................................................         96     13,514         --
Exploration costs...........................................      1,208        908        148
Development costs...........................................     10,460      3,644        454

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
Aggregate capitalized costs (including work in progress):
  Crude oil and natural gas properties......................    $25,339    $11,797
  Undeveloped leases and mineral interests..................      3,520      8,299
  Less accumulated depreciation and depletion...............     (4,652)    (1,151)
                                                                -------    -------
  Costs relating to crude oil and natural gas activities,
     net....................................................    $24,207    $18,945
                                                                =======    =======

     The following are the results of operations from exploration and production activities:

                                                                  YEAR ENDED DECEMBER 31
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Revenues:
  Sales to unaffiliated customers...........................    $7,882    $2,530    $  690
  Other income..............................................        --        --       158
                                                                ------    ------    ------
     Total revenues.........................................     7,882     2,530       848
Production costs (lease operating expense and taxes)........     1,592       686        80
Exploration costs...........................................     1,333        --       356
Depreciation, depletion and impairment(2)...................     4,526       812       326
                                                                ------    ------    ------
     Total costs............................................     7,451     1,498       762
                                                                ------    ------    ------
Results of operations before income tax.....................       431     1,032        86
Income tax(1)...............................................       147       351        29
                                                                ------    ------    ------
Results of operations.......................................    $  284    $  681    $   57
                                                                ======    ======    ======

---------------

(1) Results of operations from exploration and production activities reflect income taxes for comparative purposes. However, taxable income from operations is offset by the utilization of the Company's net operating loss carryforward.

(2) Reflects a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                 QUARTER ENDED
                                           ---------------------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
                                           --------   -------   ------------   -----------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues................................    $6,682    $6,865       $6,556        $6,745      $26,848
                                            ======    ======       ======        ======      =======
Gross profit............................    $4,113    $4,569       $4,656        $5,198      $18,536
                                            ======    ======       ======        ======      =======
Net income (loss).......................    $  595    $ (224)      $  510        $   33      $   914
                                            ======    ======       ======        ======      =======
Net income (loss) per common share......    $  .22    $ (.08)      $  .19        $  .85      $  1.18
                                            ======    ======       ======        ======      =======
Net income (loss) per common share,
  assuming dilution.....................    $  .22    $ (.08)      $  .19        $  .83      $  1.15
                                            ======    ======       ======        ======      =======

                                                                 QUARTER ENDED
                                           ---------------------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
                                           --------   -------   ------------   -----------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenues................................    $4,464    $4,193       $4,660        $6,436      $19,753
                                            ======    ======       ======        ======      =======
Gross profit............................    $3,215    $2,849       $3,082        $3,754      $12,900
                                            ======    ======       ======        ======      =======
Net income..............................    $  814    $  495       $  163        $  608      $ 2,080
                                            ======    ======       ======        ======      =======
Net income per common share.............    $  .31    $  .19       $  .06        $  .23      $   .78
                                            ======    ======       ======        ======      =======
Net income per common share, assuming
  dilution..............................    $  .30    $  .18       $  .06        $  .22      $   .76
                                            ======    ======       ======        ======      =======

     For the quarter ended June 30, 1998, the results of operations include a charge to exploration cost of $1.3 million based on the assessment of a well in progress of being drilled as uneconomical to complete. For the quarter ended December 31, 1998, the results of operations also include a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador. In addition, net income per common share for the quarter ended December 31, 1998, includes an increase of $2.2 million to net income available to common shareholders associated with the purchase of the Company's Senior Preferred Stock in an unsolicited privately negotiated transaction for an aggregate consideration that was less than the carrying value of the shares on the Company's balance sheet.

NOTE N -- COMMODITY SWAP CONTRACTS

     The Company entered into hedging arrangements for the purpose of hedging against the volatility in prices of crude oil and natural gas in the event that the Company was required to purchase such volumes to satisfy its obligations with respect to the June 1997 Forward Sale and September 1997 Forward Sale (the "Forward Sales"). These hedges are designated to limit any potential losses that the Company could incur on the purchase of crude oil and natural gas at prices higher than the prices used in the Forward Sales to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under these hedging arrangements, the Company was either entitled to receive or required to pay an amount

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
of cash equal to the difference between a scheduled price stated in the hedging contracts and a reference price per barrel of crude oil or per MMbtu of natural gas multiplied by the schedule of volumes hedged. These hedge contracts are derivative financial instruments and do not require deliveries of the commodity hedged.

     The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company hedge contracts are recognized as deliveries are made by the Company. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

     In connection with the June 1997 Forward Sale, the Company entered into a hedge contract for the purchase of approximately 40% of the Company's commitment for delivery of natural gas at monthly prices ranging from $1.89 to $2.35 per MMbtu during the period of September 1, 1997, through December 31, 2002. During the quarter ended June 30, 1998, and as result of increased natural gas production from the DeSoto Properties, the Company amended its commodity swap contract to reduce the volumes hedged during the remainder of 1998 for consideration to the Company of approximately $501 thousand. On February 5, 1999, the Company also agreed to terminate its commodity swap contract covering the volumes hedged during the remaining period of 1999 through 2002 for consideration to the Company of approximately $250 thousand. Such gains are recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract.

     In connection with the September 1997 Forward Sale, the Company entered into a hedge contract covering 16.4 Bcf of natural gas and 1.6 million barrels of crude oil during the year 1998 at prices ranging from $2.27 to $3.12 per MMbtu of natural gas and from $20.26 to $21.21 per barrel of crude oil. The hedged volumes under this contract covered all the Company's commitment for delivery under the September 1997 Forward Sale.

     Unless otherwise noted, all transactions identified in the financial statements as hedging transactions are identified and accounted for as hedging transactions for income tax purposes pursuant to Treasury Regulations Section 1.1221-2T(c).

NOTE O -- CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivables. The Company consistently invests its idle funds in debt securities through major banks. At December 31, 1998, the outstanding balance of these securities included approximately $9.3 million classified as cash equivalents and $20.6 million classified as marketable securities, $56 thousand of which are restricted funds, in the accompanying financial statements. Such investments consist of investment grade corporate and government obligations with a remaining maturity at the time of purchase of less than two years.

     The Company's revenues from gas storage operations are primarily generated from providing firm gas storage capacity to eleven customers under 15-year contracts expiring in 2005 and another customer under a seven year contract expiring in 2000. These customers consist of eight local natural gas distribution companies, one major natural gas producer and three natural gas marketers. The concentration of credit risk in a relatively small number of customers in the natural gas industry affects the Company's overall exposure to credit risk because customers may be similarly affected by changes in economic and other conditions. The Company monitors its outstanding receivables to ascertain the timely collection of payment from its customers.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

NOTE P -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1998 and 1997.

                                                                1998                 1997
                                                         ------------------   ------------------
                                                         CARRYING    FAIR     CARRYING    FAIR
                                                          AMOUNT     VALUE     AMOUNT     VALUE
                                                         --------   -------   --------   -------
                                                                     (IN THOUSANDS)
Cash and cash equivalents.............................   $13,855    $13,855   $11,550    $11,550
Current marketable securities.........................    20,643     20,643    58,162     58,162
Non-current marketable securities.....................        --         --    76,648     76,648
Restricted cash and marketable securities.............     1,863      1,863     1,901      1,901
Long-term obligations, including current maturities...    36,556     39,010    36,573     37,914
Deferred revenue from sale of future contract
  receivables.........................................     8,231      8,322    13,226     13,291

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

     The Company's commodity swap contracts serve as hedges to the forward sales of crude oil and natural gas and have no carrying value. Based on the proceeds received by the Company during the first quarter of 1999 to terminate such contracts, the fair value of the swap contracts was a favorable amount of approximately $250 thousand.

     The carrying amounts of account receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these instruments.

NOTE Q -- SEGMENT INFORMATION AND OTHER

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 established standards for the disclosure of information about operating segments beginning with the results for the year ending December 31, 1998, and for each period thereafter, with restated comparative disclosures for earlier periods. SFAS 131 requires disclosures about an enterprise's components for which separate financial information is

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES
available and regularly used by the chief operating decision maker in allocating resources and assessing performance.

     The Company has two reportable segments: the natural gas storage and transportation segment and the exploration and production segment. The Company's natural gas storage and transportation operations consist of the ownership and operation of the Hattiesburg Facility and the Petal Facility and their related assets. The Company's natural gas storage and related transportation services provide customers with firm availability or daily utilization of storage space, injection and withdrawal capacities and transportation. The Company's exploration and production operations primarily consist of proved producing and undeveloped natural gas reserves from the DeSoto Properties.

     The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on profit from operations before income taxes. The Company's reportable segments consist of strategic operations that offer different products and services and require different facilities, technology and marketing strategies.

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                                                 NATURAL GAS     EXPLORATION
                                                 STORAGE AND         AND
SEGMENT INFORMATION                             TRANSPORTATION   PRODUCTION    CORPORATE   CONSOLIDATED
-------------------                             --------------   -----------   ---------   ------------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Segment income (loss) before income taxes....      $  4,846       $ (1,186)    $ (2,004)     $  1,656
Revenues from external customers.............        14,202          7,882           --        22,084
Intersegment revenues........................            --             --           --            --
Interest, investment and other income........           297          3,019        1,448         4,764
Interest and debt expense....................         3,270             --           --         3,270
Amortization of discount on sale of future
  contract receivables and forward sales.....           825          4,636           --         5,461
Depreciation, depletion and amortization
  (1)........................................         3,567          4,526          192         8,285
Capital expenditures.........................        30,039         11,764           39        41,842
Total assets at year-end.....................       128,302         68,296       16,185       212,783
YEAR ENDED DECEMBER 31, 1997
Segment income (loss) before income taxes....      $  3,985       $    215     $   (711)     $  3,489
Revenues from external customers.............        12,296          2,530           --        14,826
Intersegment revenues........................            --             --           --            --
Interest, investment and other income........           156          1,355        3,416         4,927
Interest and debt expense....................         3,265             --           --         3,265
Amortization of discount on sale of future
  contract receivables and forward sales.....         1,186          2,172           --         3,358
Depreciation, depletion and amortization.....         2,776            812          308         3,896
Capital expenditures.........................            24         18,066           67        18,157
Total assets at year-end.....................        97,571        141,649       54,342       293,562
YEAR ENDED DECEMBER 31, 1996
Segment income before income taxes...........      $  3,774       $     86     $    203      $  4,063
Revenues from external customers.............        12,568            690           --        13,258
Intersegment revenues........................            --             --           --            --
Interest, investment and other income........            63            158        3,727         3,948
Interest and debt expense....................         3,259             --           --         3,259
Amortization of discount on sale of future
  contract receivables and forward sales.....         1,520             --           --         1,520
Depreciation, depletion and amortization.....         2,759            326          196         3,281
Capital expenditures.........................           176            602          108           886
Total assets at year-end.....................       100,323          2,381       66,889       169,593

-------------------------

(1) Includes a charge of $1.4 million for the impairment in the carrying values of certain non-operated crude oil and natural gas properties and an investment in the development of an enhanced recovery project in Ecuador.

     The Company's revenues from gas storage operations are primarily generated from providing firm gas storage capacity to eleven customers under 15-year contracts expiring in 2005 and another customer under a seven year contract expiring in 2000. During 1997, the Company had two customers that accounted for $2.1 million (11%) and $1.9 million (10%), respectively, of total revenues. During 1998, there were no customers to whom sales represented more than 10% of total revenues.

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

RESERVE INFORMATION

     The following tables present certain information regarding the Company's proved reserves, all of which are located in the United States. The Company engaged the independent engineering firm of Coutret and Associates, Inc. to report on the crude oil and natural gas reserves at December 31, 1998. An independent review of the reserves was not obtained at December 31, 1997 and 1996. At December 31, 1998 and 1997, the Company's reserves primarily reflected the acquisition of the DeSoto Properties on May 30, 1997. Prior to the acquisition in 1997, the Company's reserves were derived from the participation in drilling activities during 1996 under a prospect development program. The proved crude oil and natural gas reserves were estimated in all periods generally utilizing prices and costs then in effect. Actual future net cash flows will be affected by actual production, supply and demand for crude oil and natural gas, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. As required, the prices used in preparing the following tables are those in effect at the respective year ends presented, which may vary from prices subsequently received due to seasonal fluctuations or changes in the industry, except to extent prices are fixed and determinable from existing forward sale contracts or hedging arrangements. The timing of future cash flows from proved reserves, and thus their present value, is affected by the timing of the incurrence of expenses in connection with their development. In estimating future net cash flows and their present values, estimates were made about the Company's development drilling activities.

     Net Proved Crude Oil and Natural Gas Reserves -- The proved developed and undeveloped crude oil and natural gas reserves, all of which are located in the United States, are summarized below:

                                                               DECEMBER 31
                                    -----------------------------------------------------------------
                                            1998                   1997                  1996
                                    --------------------   --------------------   -------------------
                                      OIL        GAS         OIL        GAS         OIL        GAS
                                    -------   ----------   -------   ----------   -------   ---------
                                    (BARRELS)   (MCF)      (BARRELS)   (MCF)      (BARRELS)   (MCF)
Proved developed and undeveloped
  reserves:
  Beginning of period.............  113,036   28,759,687    26,055      633,319   119,943   1,057,483
  Revisions of previous
     estimates....................   43,360    1,208,889       916     (258,619)  (85,009)   (510,544)
  Purchases of minerals in
     place........................    3,521      909,407    84,695   29,208,856        --          --
  Extensions, discoveries, and
     other additions..............       --       57,080    11,879      110,402     3,247     241,075
  Production......................  (27,352)  (3,736,026)  (10,509)    (934,271)  (12,126)   (154,695)
                                    -------   ----------   -------   ----------   -------   ---------
  End of period...................  132,565   27,199,037   113,036   28,759,687    26,055     633,319
                                    =======   ==========   =======   ==========   =======   =========
Proved developed reserves:
  Beginning of period.............   76,701   13,490,798    22,808      392,244    77,292     632,570
                                    =======   ==========   =======   ==========   =======   =========
  End of period...................  125,217   19,851,172    76,701   13,490,798    22,808     392,244
                                    =======   ==========   =======   ==========   =======   =========

     Estimated Standardized Measure of Discounted Future Net Cash Flows -- The estimated standardized measure of discounted future net cash flows and changes therein relating to proved crude oil and natural gas reserves are summarized below:

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    ------
                                                                       (IN THOUSANDS)
Future cash inflows.........................................    $56,149    $60,120    $3,206
Future production costs.....................................    (16,688)   (14,129)     (186)
Future development costs....................................     (5,694)    (9,142)      (82)
                                                                -------    -------    ------
Future net cash flow, before income tax expense(1)(2).......     33,767     36,849     2,938
Annual discount of estimated future net cash flow(3)........    (13,516)   (15,868)     (358)
                                                                -------    -------    ------
Present value of future net cash flow before income
  taxes(4)..................................................     20,251     20,981     2,580
Future income tax expense discounted at 10%(5)..............         --         --        --
                                                                -------    -------    ------
Standardized measure of discounted future net cash
  flow(3)...................................................    $20,251    $20,981    $2,580
                                                                =======    =======    ======
Costs relating to crude oil and natural gas activities,
  net(6)....................................................    $24,207    $18,945    $1,715
                                                                =======    =======    ======

-------------------------

(1) In computing future net cash flow, crude oil and natural gas prices were based on year-end prices except to the extent that prices are fixed and determinable from existing forward sale contracts or hedging arrangements. No deductions have been made for general corporate overhead or any other indirect costs.

(2) Includes future net cash flow attributable to proved developed non-producing properties of $378 thousand and $1.7 million in 1998 and 1997, respectively. The future development costs are not significant in 1998 and 1997. In 1996, the proved developed reserves do not include non-producing properties.

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

(4) Includes the present value of future net cash flow before income taxes attributable to proved developed non-producing properties of $342 thousand and $1.1 million in 1998 and 1997, respectively. In 1996, the proved developed reserves do not include non-producing properties.

(5) The future income tax expense varies primarily from the amount computed by applying statutory rates because of the benefits derived from the utilization of net operating loss carryforwards and other tax benefits available for tax purposes. Undiscounted future income taxes were none in 1998, 1997 and 1996.

(6) At December 31, 1998 and 1997, includes approximately $24 million and $16.5 million, respectively, relating to the acquisition and the development of the DeSoto properties.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                         DECEMBER 31
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Balance at beginning of year................................    $20,981    $ 2,580    $ 3,795
Sales and transfers of crude oil and natural gas produced,
  net of production costs...................................     (6,290)    (1,845)      (610)
Revisions for net change in price and production costs......     (2,605)      (320)       599
Revisions of previous quantity estimates....................      1,503       (827)    (2,179)
Estimated future development costs and other................      3,998       (481)      (143)
Sales of minerals in place..................................         --         --         --
Extensions, discoveries and improved recovery, less related
  costs.....................................................         47        348        739
Purchases of minerals in place..............................        519     21,268         --
Net change in income taxes, net of discount.................         --         --         --
Accretion of discount.......................................      2,098        258        379
                                                                -------    -------    -------
Balance at end of year......................................    $20,251    $20,981    $ 2,580
                                                                =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under Item 10 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under Item 11 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 12 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 13 is incorporated by reference to information contained in the definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held in 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
(a)  1.    Financial Statements
           Crystal Oil Company and Subsidiaries:
                Report of Independent Certified Public Accountants for       19
                each year of the three years in the period ended
                December 31, 1998......................................
                Consolidated Balance Sheets as of December 31, 1998 and      20
                1997...................................................
                Consolidated Statements of Operations for each of the        21
                three years in the period ended December 31, 1998......
                Consolidated Statements of Stockholders' Equity for          22
                each of the three years in the period ended December
                31, 1998...............................................
                Consolidated Statements of Cash Flows for each of the        23
                three years in the period ended December 31, 1998......
                Notes to Consolidated Financial Statements for each of       24
                the three years in the period ended December 31,
                1998...................................................
                Supplemental Information (Unaudited)...................      43
     2.    Financial Statement Schedules for each of the three years in the period ended December 31, 1998
           Schedule II -- Valuation and qualifying accounts and              48
           reserves....................................................
           (All other schedules are omitted as the required information is inappropriate or presented in the Consolidated Financial
           Statements or related footnotes.)
     3.    Exhibits
     3.1   Amended and Restated Articles of Incorporation of the
           Company, as amended. (Reference is made to Report on Form
           10-K filed by the Company for the period ended December 31,
           1993).
     3.2   By-laws of the Company, as amended through January 29, 1988
           (Reference is made to Report on Form 10-K filed by the
           Company for the period ended December 31, 1987).
     4.1   Credit Agreement dated March 31, 1995, (the "Credit
           Agreement"), between the Company and Bankers Trust Company,
           Morgan Guaranty Trust Company of New York and Texas Commerce
           Bank, National Association (Reference is made to Report on
           Form 10-Q filed by the Company for the period ended March
           31, 1995).
     4.2   Trust Agreement dated November 21, 1995, between Hattiesburg
           Gas Storage Company as Seller, Hattiesburg Industrial Gas
           Sales Company as Seller and Servicer and Wilmington Trust
           Company as Owner Trustee (Reference is made to Report on
           Form 10-K filed by the Company for the period ended December
           31, 1995).
     4.3   Indenture dated November 21, 1995, between Hattiesburg Gas
           Storage Company and Chemical Bank as Indenture Trustee
           (Reference is made to Report on Form 10-K filed by the
           Company for the period ended December 31, 1995).
     4.4   Article IV of the Amended and Restated Articles of
           Incorporation of the Company (Reference is made to Exhibit
           3.1 contained herein).
     10.1  Stock Purchase Agreement dated May 2, 1995, between the
           Company as Purchaser and First Reserve Energy Assets Fund,
           Limited Partnership and First Reserve Fund V, Limited
           Partnership as Sellers. (Reference is made to Report of Form
           10-Q filed by the Company for the period ended March 31,
           1995).

     10.2  Sale and Servicing Agreement dated November 21, 1995, between Hattiesburg Gas
           Storage Company as Seller, Hattiesburg Industrial Gas Sales Company as Seller and
           Servicer and Wilmington Trust Company as Owner Trustee (Reference is made to
           Report on Form 10-K filed by the Company for the period ended December 31,
           1995).
     10.3  First Amendment to the Sale and Servicing Agreement dated as of January 31, 1996, between Hattiesburg Gas Storage Company as Seller, Hattiesburg Industrial Gas
           Sales Company as Seller and Servicer and Wilmington Trust Company as Owner
           Trustee (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1995).
     10.4  Form of Indemnity Agreement between the Company and each of its directors and executive officers (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1989).
(a)  10.5  Employment Agreement dated August 22, 1989, as amended between the Company and J.
           N. Averett, Jr. (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1989).
(a)  10.6  Crystal Oil Company Employee Stock Option Plan and Form of Option Agreement dated
           March 23, 1992, as amended through May 27, 1993, between the Company and its executives. (Reference is made to Report of Form 10-K filed by the Company for the period ended December 31, 1993).
(a)  10.7  Crystal Oil Company Employee Stock Ownership Plan dated January 1, 1993, between the Company and its employees (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1992).
(a)  10.8  First Amendment to the Crystal Oil Company Employee Stock Ownership Plan dated
           July 21, 1993. (Reference is made to Report on Form 10-K filed by the Company for the period ended December 31, 1993).
*(a) 10.9  Form of Executive Compensation and Severance Agreement dated June 18, 1998, between the Company and the Executives.
     10.10 Natural Gas Inventory Forward Sale Contract dated June 6, 1997, between Crystal
           Gas L.L.C. and the Chase Manhattan Bank (Reference is made to Report on Form 10-Q filed by the Company for the period ended June 30, 1997).
     *22   Subsidiaries of the Company.
     *23   Consent of Independent Auditors dated March 17, 1999.
     *27   Financial Data Schedule.

(b) Reports on Form 8-K

     None
-------------------------
(a) Management Incentive Compensation Plans
 *  Filed herein

                                                                     SCHEDULE II

                      CRYSTAL OIL COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                      BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
ALLOWANCE FOR DOUBTFUL TRADE          BEGINNING    COSTS AND       OTHER                        END OF
ACCOUNTS RECEIVABLE                   OF PERIOD     EXPENSES    ACCOUNTS(B)   DEDUCTIONS(A)     PERIOD
----------------------------          ----------   ----------   -----------   -------------   ----------
                                                                (IN THOUSANDS)
Year ended December 31,
  1998.............................      $ 51         $--           $ 9           $ --           $42
                                         ====         ===           ===           ====           ===
  1997.............................      $ 44         $ 7           $--           $ --           $51
                                         ====         ===           ===           ====           ===
  1996.............................      $279         $36           $--           $271           $44
                                         ====         ===           ===           ====           ===

-------------------------

(A) Includes uncollectible trade accounts receivable charged-off during the year against the allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 1999.

                                          CRYSTAL OIL COMPANY

                                          By:    /s/ J. N. AVERETT, JR.

                                            ------------------------------------
                                                     J. N. Averett, Jr.
                                                 President, Chief Operating
                                                    Officer and Director
                                               (Principal Executive Officer)

                                          By:       /s/ J. A. BALLEW

                                            ------------------------------------
                                                        J. A. Ballew
                                            Executive Vice President, Treasurer
                                                       and Secretary
                                                 (Chief Financial Officer)

                                          By:      /s/ PAUL E. HOLMES

                                            ------------------------------------
                                                       Paul E. Holmes
                                                 Vice President/Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       SIGNATURE                          CAPACITY       DATE
                       ---------                          --------       ----

                 /s/ J. N. AVERETT, JR.                   Director  March 17, 1999
--------------------------------------------------------
                   J. N. Averett, Jr.

                /s/ GEORGE P. GIARD, JR.                  Director  March 17, 1999
--------------------------------------------------------
                  George P. Giard, Jr.

                 /s/ GARY S. GLADSTEIN                    Director  March 17, 1999
--------------------------------------------------------
                   Gary S. Gladstein

                    /s/ ROBERT HODES                      Director  March 17, 1999
--------------------------------------------------------
                      Robert Hodes

                 /s/ DONALD G. HOUSLEY                    Director  March 17, 1999
--------------------------------------------------------
                   Donald G. Housley

                  /s/ LIEF ROSENBLATT                     Director  March 17, 1999
--------------------------------------------------------
                    Lief Rosenblatt