Form 10-Q
period 1999-03-31
CRYSTAL OIL CO
filed 1999-05-17
CIK 745907

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number 1-8715


                               CRYSTAL OIL COMPANY
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Louisiana                                    72-0163810
---------------------------------                 ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
-----------------------------------------           ----------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
                                                  --------------------


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                           No
                    ------                          ------

Common Stock outstanding on May 13, 1999         2,668,122
                                        --------------------------

                           CRYSTAL OIL COMPANY

                                  INDEX


                                                                Page No.
                                                               ----------



                                 Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    March 31, 1999 (Unaudited) and December 31, 1998                  3

  Consolidated Condensed Statements of Operations -
    Three Months Ended March 31, 1999 and 1998 (Unaudited)            4

  Consolidated Statement of Stockholders' Equity -
    Three Months Ended March 31, 1999 and 1998 (Unaudited)            5

  Consolidated Condensed Statements of Cash Flows -
    Three Months Ended March 31, 1999 and 1998 (Unaudited)            6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                       8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       11


                                Part II


Item 6.  Exhibits and Reports on Form 8-K                            19

Signatures                                                           20

                             CRYSTAL OIL COMPANY

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                               ($ in Thousands)

                                                     March 31     December 31
                                    ASSETS             1999          1998
                                                    -----------   -----------
                                                    (Unaudited)       (1)

CURRENT ASSETS
  Cash and cash equivalents                          $   16,822    $   13,855
  Marketable securities                                  10,907        20,643
  Accounts receivable - net                                 947         1,952
  Prepaid expenses and other current assets                 101           129
                                                     ----------    ----------
    TOTAL CURRENT ASSETS                                 28,777        36,579

PROPERTY, PLANT AND EQUIPMENT - net                     142,369       143,028

OTHER ASSETS
  Deferred tax assets                                    29,663        29,947
  Restricted cash and marketable securities               1,834         1,863
  Others                                                  1,298         1,366
                                                     ----------    ----------
                                                         32,795        33,176
                                                     ----------    ----------
    TOTAL ASSETS                                     $  203,941    $  212,783
                                                     ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations           $      518    $      516
  Accounts payable                                        2,496         8,740
  Other accrued expenses                                    723           650
                                                     ----------    ----------
    TOTAL CURRENT LIABILITIES                             3,737         9,906

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION            37,775        37,784

DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
  RECEIVABLES AND FORWARD SALES                          26,008        29,131


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                     74            74
  Common stock                                               27            27
  Additional paid-in capital                            116,922       116,922
  Retained earnings                                      19,398        18,939
                                                     ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                          136,421       135,962
                                                     ----------    ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $  203,941    $  212,783
                                                     ==========    ==========

(1) The balance sheet at December 31, 1998, has been taken from the audited financial statements of the Company at that date, and condensed.


     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              ($ in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------

NET REVENUES
  Gas storage fees                                 $     3,591   $     3,201
  Crude oil and natural gas                              1,936         1,771
  Interest, investment and other income                    403         1,710
                                                   -----------   -----------
                                                         5,930         6,682

COSTS AND EXPENSES
  Operating expense and taxes                            1,051           974
  General and administrative expense                       704           578
  Interest and debt expense                                814           821
  Amortization of discount on sale of future
    contract receivables and forward sales                 583         1,830
  Depreciation, depletion and amortization               1,944         1,421
                                                   -----------   -----------
                                                         5,096         5,624
                                                   -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                   834         1,058

PROVISION FOR INCOME TAXES                                 375           463
                                                   -----------   -----------

NET INCOME                                         $       459   $       595
                                                   ===========   ===========


NET INCOME PER COMMON SHARE                        $       .17   $       .22
                                                   ===========   ===========


NET INCOME PER COMMON SHARE-
  ASSUMING DILUTION                                $       .17   $       .22
                                                   ===========   ===========


















     See accompanying notes to consolidated condensed financial statements.

                               CRYSTAL OIL COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                        --------------------
                                                           1999       1998
                                                         ---------  ---------

  SENIOR PREFERRED STOCK
    Balance at beginning and end of period               $      74  $     148
                                                         ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                      27         27
                                                         ---------  ---------

  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning and end of period                 116,922    122,020
                                                         ---------  ---------

  RETAINED EARNINGS
    Balance at beginning of period                          18,939     18,025
      Net income                                               459        595
                                                         ---------  ---------

    Balance at end of period                                19,398     18,620
                                                         ---------  ---------

  TOTAL STOCKHOLDERS' EQUITY                             $ 136,421  $ 140,815
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

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                           -------------------------
                                                              1999          1998
                                                           -----------   -----------
Cash flows from operating activities:
  Net income                                               $       459   $       595
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                       70            80
      Depreciation, depletion and amortization                   1,944         1,421
      Deferred income taxes                                        284           360
      Net loss on sale of property, plant and equipment              -            91
      Net change in accrued interest income                        176           820
      Decrease (increase) in accounts receivable                 1,005          (109)
      Decrease (increase) in prepaid expense and
        other current assets                                        28          (185)
      Increase in other assets                                     (32)         (724)
      Increase (decrease) in accounts payable and
        accrued expenses                                           243          (512)
                                                           -----------   -----------

    Net cash provided by operating activities                    4,177         1,837
                                                           -----------   -----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                -           669
  Acquisition of Petal Gas Storage Company,
    net of cash received                                             -       (29,141)
  Capital expenditures                                          (1,255)       (4,179)
  Purchases of marketable securities                            (9,205)     (103,882)
  Maturity of marketable securities                             18,765       157,011
  Investment of restricted funds                                     -        (2,127)
  Reduction of restricted funds                                     29            37
                                                           -----------   -----------

    Net cash provided by investing activities                    8,334        18,388
                                                           -----------   -----------

Cash flows from financing activities:
  Reduction of long-term obligations                                (7)         (158)
  Reduction of deferred revenue from sale of
     future contract receivables and
     settlement of forward sales                                (9,537)      (14,863)
                                                           -----------   -----------

    Net cash used in financing activities                       (9,544)      (15,021)
                                                           -----------   -----------

Net increase in cash and cash equivalents                        2,967         5,204

Cash and cash equivalents at beginning of period                13,855        11,550
                                                           -----------   -----------

Cash and cash equivalents at end of period                 $    16,822   $    16,754
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

                               CRYSTAL OIL COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:

                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                          1999       1998
                                                        -------    --------
Cash paid during the period for:

  Interest                                             $     744  $     741
                                                       =========  =========

  Amortization of discount on sale of future
    contract receivables and forward sales             $     583  $   1,830
                                                       =========  =========

  Income taxes                                         $      25  $      50
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

                               CRYSTAL OIL COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Oil Company and its subsidiaries (the "Company") as of March 31, 1999, and the consolidated condensed statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    In June 1998, FASB issued Statement of Financial Accounting Standards
No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment, if any, that will be made upon adopting this new standard. The Company does not anticipate the early adoption of SFAS 133.

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

    The Company has entered into an agreement with Southern Company Services, Inc. ("Southern") as agent for its affiliated operating electric utility companies - Mississippi Power Company, Alabama Power Company, Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement with

Southern includes all of the capacity that was subject to the Company's "open season" held September 1998. The agreement provides for salt cavern peaking storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

    The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005. Such letter of credit expires on November 21, 2000.

Note 3.  Net Income Per Share

    A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three month periods ended
March 31, 1999 and 1998, follows. No difference existed between net income used in computing basic and diluted income per share for these periods.

                                             Three Months Ended March 31
                                             ----------------------------
(Weighted-average shares outstanding)             1999           1998
                                             -------------  -------------

Basic method                                     2,668,122     2,668,122

Dilutive preferred stock                            16,562        33,274

Dilutive stock options                              30,990        40,408
                                             -------------  ------------

Assuming dilution                                2,715,674     2,741,804
                                             =============  ============

Note 4.  Segment Information

    The Company has two reportable segments: the natural gas storage and transportation segment and the exploration and production segment. The Company evaluates the performance of the segments based on profit from operations before income taxes. The basis of segmentation and measurement of segment profits are the same as those described in the Company's 1998 Annual Report.

                                     Natural Gas    Exploration
                                     Storage and         and
       Segment Information         Transportation   Production    Corporate   Consolidated
--------------------------------   --------------   ----------    ---------   ------------
                                                          (In thousands)

Three month period ended
  March 31, 1999

Segment income (loss) before
  income taxes                     $        1,302   $       257   $    (725)  $        834
Revenues from external customers            3,591         1,936           -          5,527
Intersegment revenues                           -             -           -              -

Three month period ended
 March 31, 1998

Segment income (loss) before
  income taxes                     $        1,092   $       196   $    (230) $       1,058
Revenues from external customers            3,201         1,771           -          4,972
Intersegment revenues                           -             -           -              -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the Company's financial condition as of March 31, 1999, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with this discussion.

    The Company currently owns and operates through wholly-owned subsidiaries, First Reserve Gas Company ("FRGC") and Petal Gas Storage Company ("Petal Gas"), two natural gas storage facilities located near Hattiesburg, Mississippi, and holds various interests in natural gas properties primarily in Louisiana.

Corporate Strategy

    The Company's corporate strategy is primarily focus on the expansion of its natural gas storage and transportation operations with the objective of enhancing the value of its natural gas storage properties. The Company intends to capitalize on the strategic location, pipeline access and operating flexibility of its natural gas storage facilities. The Company's focus also includes the expansion of its revenue asset base through the acquisition of income producing assets and properties within the energy industry that would benefit from the Company's existing tax position and present potential for capital appreciation.

    The Company's natural gas storage and transportation operations consist of the ownership and operation of two natural gas storage facilities with working gas capacity of approximately 3.5 billion cubic feet ("Bcf") (the "Hattiesburg Facility") and 3.2 Bcf (the "Petal Facility"). The Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern and pipeline facilities with interconnects to multiple interstate pipelines. In conjunction with the proposed expansion, Petal Gas held an "open season" and obtained bids from potential customers for the utilization of the additional storage capacity.

    The Company has entered into an agreement with Southern Company Services, Inc. ("Southern") as agent for its affiliated operating electric utility companies - Mississippi Power Company, Alabama Power Company, Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement with Southern includes all of the capacity that was subject to the Company's "open season" held September 1998. The agreement provides for salt cavern peaking storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

    The Company is continuing to review additional acquisition opportunities in the energy related sector with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits. As of March 31, 1999, the Company's financial resources included approximately $28 million in cash, cash equivalents and marketable securities that could be utilized for the expansion of its natural gas storage facilities and future acquisitions.

    The Company's only material debt consists of the indebtedness directly associated with the permanent financing for the acquisition of the Hattiesburg Facility in 1995, with the recourse primarily limited to certain subsidiaries of the Company and the assets and operations of the Hattiesburg Facility. In management's opinion, the Company's existing financial resources, expected net cash flow from operating activities and additional financing associated with its Petal Facility expansion will provide sufficient funds to finance its anticipated capital expenditures, future debt service obligations and other liquidity needs. However, additional financing could be required in connection with future acquisitions and projects depending upon the nature and size of such capital expenditures. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income of $459 thousand, or $.17 per basic share ($.17 per diluted share), for the three month period ended March 31, 1999, compared to net income of $595 thousand, or $.22 per basic share ($.22 per diluted share), for the comparative period in 1998. The results for the interim period in 1999 included increases in revenues from natural gas storage and natural gas production as well as increases in operating expenses and depreciation and depletion as a result of the acquisition of the Petal Facility late in the first quarter of 1998 and the development drilling program of the Bethany-Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties"). In addition, the utilization of existing funds to satisfy certain obligations under the Company's forward sales that expired in 1998 resulted in decreases in interest and investment income as well as amortization of discount on forward sales.

    Natural Gas Storage

    The Company's natural gas storage activities for the three month period ended March 31, 1999, provided revenues of $3.6 million and operating income of $2.2 million. For the three month period ended March 31, 1998, natural gas storage activities contributed revenues of $3.2 million and operating income of $2.1 million. Natural gas storage revenues derived from firm long-term contracts were $3.3 million for the three month period ended March 31, 1999, and $2.9 million for the comparative period in 1998. The remaining natural gas storage revenues for the three month period ended March 31, 1999 and 1998, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. Revenues for the three month periods ended
March 31, 1999 and 1998, reflected approximately $701 thousand and $190 thousand, respectively, in revenues from the Petal Facility which was acquired late in the first quarter of 1998. The Company is actively marketing its interruptible storage services as well as pursuing joint venture and other arrangements with third parties to increase the utilization of its facilities beyond the use for firm storage services. In addition, the Company is currently planning an expansion of the Petal Facility through the addition of a second natural gas storage cavern and pipeline facilities with interconnects to multiple interstate pipelines.

    During the three month period ended March 31, 1999, the Company's operating income from natural gas storage activities reflected operational expenses of $480 thousand and depreciation and amortization of $946 thousand. The Company's natural gas storage activities for the three month period ended March 31, 1998, included operational expenses of $380 thousand and depreciation and amortization of $727 thousand. The expenses for the natural gas storage segment reflected increases as a result of the Petal Gas acquisition late in the first quarter of 1998.

  Natural Gas Exploration and Production

    The Company's natural gas exploration and production segment for the three month period ended March 31, 1999, provided revenues of $1.9 million and operating income of $552 thousand. For the three month period ended
March 31, 1998, the natural gas exploration and production segment contributed revenues of $1.8 million and operating income of $644 thousand. Operating results from natural gas production reflected the effect of increased revenues and increased depletion expense from additional natural gas production following the development drilling program of the DeSoto Properties.

  Interest and Investment Income

    The Company's interest and investment income for the three month period ended March 31, 1999, was approximately $378 thousand compared to approximately $1.8 million for the comparative period in 1998. The levels of interest and investment income reflected an average investment in debt securities of $30 million and $132 million for the three month periods ended March 31, 1999 and 1998, respectively, and the effect of the funds utilized to satisfy forward sale obligations and to acquire Petal Gas. The average interest rate received by the Company was 5.0% and 5.4% for the three month periods ended March 31, 1999 and 1998, respectively. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three month period ended March 31, 1999, to $1.9 million from $1.4 million for the comparative period in 1998. This increase was attributable to increases in the volumes of natural gas production following development activities of the DeSoto Properties as well as the acquisition of the Petal Facility.

  Interest and Debt Expense

    The Company's interest and debt expense was $814 thousand and $821 thousand for the three month periods ended March 31, 1999 and 1998, respectively. Such interest and debt expense related primarily to the

$36.5 million of long-term debt incurred to finance the acquisition of the Hattiesburg Facility.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three month period ended March 31, 1999, the Company's amortization of discount on sale of future contract receivables and forward sales was $583 thousand compared to $1.8 million for the comparative period in 1998. Such expense reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on a forward sale transactions entered in 1997. The amortization of discount on forward sales decreased during the first quarter of 1999 as a result of the expiration of a forward sale transaction in 1998.

  General and Administrative Expense

    The Company's general and administrative expense for the three month period ended March 31, 1999, was approximately $704 thousand compared to approximately $578 thousand for the comparative period in 1998. The increase in general and administrative expense for the three month period ended March 31, 1999, resulted primarily from expenditures relating to the review of potential acquisition opportunities.

  Provision for Income Taxes

    The results for the three month periods ended March 31, 1999 and 1998, included a provision for income taxes of approximately $375 thousand and $463 thousand, respectively. As of March 31, 1999, the Company had a net deferred tax asset of approximately $30 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

    At March 31, 1999, the Company had marketable securities and cash and cash equivalents of approximately $28 million compared to marketable securities and cash and cash equivalents of $34 million at December 31, 1998. During the three months ended March 31, 1999, the Company utilized approximately $6.4 million to satisfy its obligations under the forward sale transactions entered into during 1997. In addition, the Company had no material debt at March 31, 1999, other than the debt directly associated with the acquisition of the Hattiesburg Facility. Recourse on such a debt is primarily limited to the assets of certain subsidiaries of the Company with obligations under the agreements associated with such debt.

    The Company entered into a forward sale of natural gas in 1997 and recorded for financial accounting purposes the proceeds from the sale as "Deferred Revenues from Forward Sales". Such proceeds are recognized as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold. The imputed charge used in establishing the sales price of the natural gas sold is amortized over the life of the forward sale contract as the volumes of natural gas are delivered and such charge is recorded as amortization of discount on forward sales. Current deliveries required under the forward sales are 3.1 Bcf of natural gas during the remainder of 1999 and thereafter 7.8 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $19.1 million as of March 31, 1999.

    The Company entered into a hedging arrangement for the purpose of hedging against the volatility in prices of natural gas in the event that the Company was required to purchase such volumes to satisfy its obligations with respect to the forward sale. This hedge is designed to limit any potential losses that the Company could incur on the purchase of natural gas at prices higher than the prices used in the forward sale to the extent its available production at the scheduled delivery date is less than the amounts required to be delivered. Under this hedging arrangement, the Company is either entitled to receive or required to pay an amount of cash equal to the difference between a scheduled price stated in the hedging contract and a reference price per MMbtu of natural gas multiplied by the schedule of volumes hedged. This hedge contract is a derivative financial instrument and does not require deliveries of the commodity hedged.

    The Company's derivative financial instruments are held for purposes other than trading, and accordingly, the gains or losses on the Company hedge contracts are recognized as deliveries are made by the Company. The cash flows from future contracts are accounted for as hedges for sales of production and are classified as operating activities in the consolidated statements of cash flows.

    As a result of increased natural gas production from the DeSoto Properties, the Company agreed to terminate its commodity swap contracts covering the volumes hedged during the remaining period of 1999 through 2002 for consideration to the Company of approximately $400 thousand. Such gain is recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract.

    As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of such subsidiaries are secured by substantially all of their assets, including the Hattiesburg Facility. The net proceeds from the sale of future contract receivables are recognized over the period during which the receivables are generated and the balance of deferred revenue from such receivables was approximately $6.9 million as of March 31, 1999.

    Simultaneously with the sale of the Hattiesburg receivables, a subsidiary of the Company issued approximately $36.5 million in 8.12% Secured Guaranteed Notes Due 2005 (the "Notes"). The terms of the Notes provide for the payment of interest only through June 30,2000, at which time principal is to be amortized over the remaining life of the Notes. The Notes, which are without recourse to the Company, are secured by substantially all the assets of certain subsidiaries of the Company. In addition, the Company currently has outstanding a $1.5 million irrevocable letter of credit to support certain obligations with respect to the Notes.

    The Company generated net cash from operating activities of approximately $4.2 million and $1.8 million during the three month periods ended
March 31, 1999 and 1998, respectively. During the three month period ended
March 31, 1999, the net cash from operating activities benefitted primarily from the effect of the acquisition of Petal Gas late in the first quarter of 1998 and the expansion of natural gas activities through the development drilling program of the DeSoto Properties. The Company's working capital position decreased by approximately $1.7 million to $25.0 million at March 31, 1999, compared to $26.7 million at December 31, 1998, primarily as a result of the utilization of existing funds and net cash provided by operating activities for capital expenditures and to satisfy its obligations from the sale of future contract receivables.

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

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation costs. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of March 31, 1999, the Company has an accrued liability of approximately
$1.8 million for defense and related costs resulting from such environmental claims against the Company.

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2000, SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

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

                       PART II:  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     *27    Financial Data Schedule

(b) Reports on Form 8-K

    None
----------------
* Filed herein

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 1999.

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