Form 10-Q
period 1999-06-30
CRYSTAL GAS STORAGE INC
filed 1999-08-12
CIK 745907

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q



  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number 1-8715



                            CRYSTAL GAS STORAGE, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Louisiana                                    72-0163810
 -------------------------------             -------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 229 Milam Street, Shreveport, Louisiana                 71101
 ----------------------------------------    -------------------------
 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code     (318) 222-7791
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

                 Yes  X                           No
                    -----                           -----
Common Stock outstanding on August 11, 1999              2,688,122
                                           ---------------------------

                            CRYSTAL GAS STORAGE, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
                                     Part I


Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    June 30, 1999 (Unaudited) and December 31, 1998                        3

  Consolidated Condensed Statements of Operations -
    Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)          4

  Consolidated Condensed Statements of Stockholders' Equity -
    Six Months Ended June 30, 1999 and 1998 (Unaudited)                    5

  Consolidated Condensed Statements of Cash Flows -
    Six Months Ended June 30, 1999 and 1998 (Unaudited)                    6

  Notes to Consolidated Condensed Financial Statements
    (Unaudited)                                                            8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11


Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    18


                                    Part II

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                20

                            CRYSTAL GAS STORAGE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                ($ in Thousands)



                                                                           June 30              December 31
                                    ASSETS                                  1999                   1998
                                                                       -----------              -----------
                                                                        (Unaudited)                 (1)

CURRENT ASSETS
  Cash and cash equivalents                                            $    10,737              $    13,855
  Marketable securities                                                      4,410                   20,643
  Accounts receivable - net                                                    840                    1,952
  Prepaid expenses and other current assets                                    389                      129
                                                                       -----------              -----------
    TOTAL CURRENT ASSETS                                                    16,376                   36,579


PROPERTY, PLANT AND EQUIPMENT - net                                        152,845                  143,028

OTHER ASSETS
  Deferred tax assets                                                       29,547                   29,947
  Restricted cash and marketable securities                                  1,835                    1,863
  Other                                                                      1,312                    1,366
                                                                       -----------              -----------
                                                                            32,694                   33,176
                                                                       -----------              -----------
    TOTAL ASSETS                                                       $   201,915              $   212,783
                                                                       ===========              ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term obligations                             $       518              $       516
  Accounts payable                                                           3,296                    8,740
  Other accrued expenses                                                       851                      650
                                                                       -----------              -----------
   TOTAL CURRENT LIABILITIES                                                 4,665                    9,906

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                               37,765                   37,784

DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT
  RECEIVABLES AND FORWARD SALES                                             22,855                   29,131

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Senior preferred stock                                                        74                       74
  Common stock                                                                  27                       27
  Additional paid-in capital                                               116,922                  116,922
  Retained earnings                                                         19,607                   18,939
                                                                       -----------              -----------
    TOTAL STOCKHOLDERS' EQUITY                                             136,630                  135,962
                                                                       -----------              -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                           $   201,915              $   212,783
                                                                       ===========              ===========




(1) The balance sheet at December 31, 1998, has been taken from the audited financial statements of the Company at that date, and condensed.

     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL GAS STORAGE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              ($ in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)



                                                                        Three Months Ended          Six Months Ended
                                                                             June 30                    June 30
                                                                     ------------------------------------------------
                                                                       1999          1998         1999         1998
                                                                     --------      --------     --------     --------

NET REVENUES
  Gas storage fees                                                   $  3,435     $  3,690      $  7,026     $  6,891
  Crude oil and natural gas                                             1,694        1,916         3,630        3,687
  Interest, investment and
    other income                                                          319        1,259           722        2,969
                                                                     --------     --------      --------     --------
                                                                        5,448        6,865        11,378       13,547

COSTS AND EXPENSES
  Operating expense and taxes                                           1,110        1,165         2,161        2,139
  General and administrative
    expense                                                               758          725         1,462        1,303
  Interest and debt expense                                               807          818         1,621        1,639
  Amortization of discount on
    sale of future contract
    receivables and forward
    sales                                                                 496        1,545         1,079        3,375
  Exploration cost                                                         --        1,300            --        1,300
  Depreciation, depletion and
    amortization                                                        1,935        1,677         3,879        3,098
                                                                     --------     --------      --------     --------
                                                                        5,106        7,230        10,202       12,854
                                                                     --------     --------      --------     --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                        342         (365)        1,176          693

PROVISION FOR INCOME
  TAXES (BENEFIT)                                                         133         (141)          508          322
                                                                     --------     --------      --------     --------
NET INCOME (LOSS)                                                    $    209     $   (224)     $    668     $    371
                                                                     ========     ========      ========     ========



NET INCOME (LOSS) PER
  COMMON SHARE                                                       $    .08     $   (.08)     $    .25     $    .14
                                                                     ========     ========      ========     ========


NET INCOME (LOSS) PER COMMON
  SHARE - ASSUMING DILUTION                                          $    .08     $   (.08)     $    .25     $    .14
                                                                     ========     ========      ========     ========




     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL GAS STORAGE, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)



                                                              Six Months Ended
                                                                   June 30
                                                            --------------------
                                                               1999      1998
                                                            ---------  ---------
  SENIOR PREFERRED STOCK
    Balance at beginning and end of period                  $      74  $     148
                                                            ---------  ---------

  COMMON STOCK
    Balance at beginning and end of period                         27         27
                                                            ---------  ---------
  ADDITIONAL PAID-IN CAPITAL
    Balance at beginning and end of period                    116,922    122,020
                                                            ---------  ---------
  RETAINED EARNINGS
    Balance at beginning of period                             18,939     18,025
      Net income                                                  668        371
                                                            ---------  ---------
    Balance at end of period                                   19,607     18,396
                                                            ---------  ---------
  TOTAL STOCKHOLDERS' EQUITY                                $ 136,630  $ 140,591
                                                            =========  =========







     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL GAS STORAGE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)


                                                                                   Six Months Ended
                                                                                        June 30
                                                                              ---------------------------
                                                                                 1999              1998
                                                                              ---------         ---------

Cash flows from operating activities:
  Net income                                                                  $     668         $     371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred financing cost                                       137               158
      Depreciation, depletion and amortization                                    3,879             3,098
      Exploration cost                                                               --             1,300
      Deferred income taxes                                                         400               234
      Net loss on sale of property, plant and equipment                              --                91
      Net change in accrued interest income                                         214               615
      Decrease in accounts receivable                                             1,112               570
      Increase in prepaid expense and other current assets                         (260)             (808)
      Increase in other assets                                                     (143)             (381)
      Increase in accounts payable and accrued expenses                           1,171               400
                                                                              ---------         ---------
    Net cash provided by operating activities                                     7,178             5,648
                                                                              ---------         ---------
Cash flows from investing activities:
  Acquisition of Fouke Property                                                  (7,356)               --
  Acquisition of Petal Gas Storage Company,
    net of cash received                                                             --           (29,141)
  Proceeds from sale of property, plant and equipment                                --               669
  Capital expenditures                                                           (6,280)           (7,042)
  Purchases of marketable securities                                            (12,360)         (113,092)
  Maturity of marketable securities                                              28,379           189,661
  Investment of restricted funds                                                     --            (4,478)
  Reduction of restricted funds                                                      28             4,515
                                                                              ---------         ---------
    Net cash provided by investing activities                                     2,411            41,092
                                                                              ---------         ---------
Cash flows from financing activities:
  Reduction of long-term obligations                                                (17)             (357)
  Reduction of deferred revenue from sale of future
    contract receivables and forward sales                                      (12,690)          (34,939)
                                                                              ---------         ---------
    Net cash used in financing activities                                       (12,707)          (35,296)
                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents                             (3,118)           11,444

Cash and cash equivalents at beginning of period                                 13,855            11,550
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $  10,737         $  22,994
                                                                              =========         =========



     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL GAS STORAGE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                ($ in Thousands)
                                   (Unaudited)



Supplemental disclosures of cash flow information:


                                                           Six Months Ended
                                                               June 30
                                                         --------------------
                                                            1999       1998
                                                         ---------  ---------
Cash paid during the period for:

  Interest, net of amounts capitalized                   $   1,485  $   1,482
                                                         =========  =========

  Amortization of discount on sale of
    future contract receivables and
    natural gas forward sale                             $   1,079  $   3,375
                                                         =========  =========

  Income taxes                                           $     200  $      50
                                                         =========  =========




     See accompanying notes to consolidated condensed financial statements.

                            CRYSTAL GAS STORAGE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Consolidated Condensed Financial Statements

    The consolidated condensed balance sheet of Crystal Gas Storage, Inc. (formerly named Crystal Oil Company) and its subsidiaries (the "Company") as of June 30, 1999, the consolidated condensed statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated condensed statements of stockholders' equity and cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

    There have been no changes in the accounting policies from those set forth in Note A of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment, if any, that will be made upon adopting this new standard. The Company does not anticipate the early adoption of SFAS 133.

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

    The Company has entered into an agreement with Southern Company Services, Inc. ("Southern") as agent for its affiliated operating electric utility companies - Mississippi Power Company, Alabama Power Company,

Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement with Southern includes all of the capacity that was subject to the Company's "open season" held September 1998. The agreement provides for salt cavern peaking firm storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

    The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005 of a subsidiary of the Company. Such letter of credit expires on November 21, 2000.

Note 3.  Net Income Per Share

    A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three and six month periods ended June 30, 1999 and 1998, follows. No difference existed between net income used in computing basic and diluted income per share for these periods.



                              Three Months Ended     Six Months Ended
                                    June 30               June 30
                             --------------------   --------------------
                                1999       1998        1999       1998
                             ---------  ---------   ---------  ---------
Weighted-average shares
  outstanding

Basic method                 2,668,122  2,668,122   2,668,122  2,668,122

Dilutive preferred stock        16,562     33,274      16,562     33,274

Dilutive stock options          25,349     39,979      25,349     39,979
                             ---------  ---------   ---------  ---------
Assuming dilution            2,710,033  2,741,375   2,710,033  2,741,375
                             =========  =========   =========  =========


Note 4.  Acquisitions

    On June 15, 1999, the Company consummated the acquisition of various proved producing reserves in the Fouke Field in Miller County, Arkansas (the "Fouke Property") for a total cash purchase price of approximately $7.4 million, net of adjustments of approximately $440 thousand. At January 1, 1999, the Fouke Property had estimated net proved reserves of approximately 10.8 billion equivalent cubic feet of natural gas and 398 thousand barrels of condensate. In August 1999, the Company acquired an additional interest in the Fouke Property for approximately $232 thousand.

Note 5.  Segment Information

    The Company has two reportable segments: the natural gas storage and transportation segment and the exploration and production segment. The Company evaluates the performance of the segments based on profit from operations before income taxes. The basis of segmentation and measurement of segment profits are the same as those described in the Company's 1998 Annual Report.




                                      Natural Gas    Exploration
                                      Storage and        and
Segment Information                 Transportation   Production    Corporate   Consolidated
--------------------------------    --------------   -----------   ---------   ------------
                                                     (In thousands)
Six month period ended
  June 30, 1999
Segment income (loss) before
  income taxes                      $       2,489    $      248    $ (1,561)   $     1,176
Revenues from external customers            7,026         3,630          --         10,656
Total Assets at June 30, 1999             129,148        63,148       9,619        201,915

Six month period ended
  June 30, 1998
Segment income (loss) before
  income taxes                      $       2,240    $     (728)   $   (819)   $       693
Revenues from external customers            6,891         3,687          --         10,578

Three month period ended
  June 30, 1999
Segment income (loss) before
  income taxes                      $       1,187    $       (9)   $   (836)   $       342
Revenues from external customers            3,435         1,694          --          5,129

Three month period ended
  June 30, 1998
Segment income (loss) before
  income taxes                      $       1,148    $     (924)   $   (589)   $      (365)
Revenues from external customers            3,690         1,916          --          5,606


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The following is provided to assist in a further understanding of the financial condition of Crystal Gas Storage, Inc. and its subsidiaries (the "Company") as of June 30, 1999, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with this discussion.

    The Company currently owns and operates through wholly-owned subsidiaries, First Reserve Gas Company ("FRGC") and Petal Gas Storage Company ("Petal Gas"), two natural gas storage facilities located near Hattiesburg, Mississippi. The Company also owns and operates various natural gas properties located primarily in Arkansas and Louisiana.

Corporate Strategy

    The Company's corporate strategy is primarily focused on the expansion of its natural gas storage and transportation operations with the objective of enhancing the value of its natural gas storage properties. The Company intends to capitalize on the strategic location, pipeline access and operating flexibility of its natural gas storage facilities. The Company's focus also includes the expansion of its revenue asset base through the acquisition of income producing assets and properties within the energy industry that would benefit from the Company's existing tax position and present potential for capital appreciation.

    The Company's natural gas storage and transportation operations consist of the ownership and operation of two natural gas storage facilities with working gas capacity of approximately 3.5 billion cubic feet ("Bcf") (the "Hattiesburg Facility") and 3.2 Bcf (the "Petal Facility"). The Company is currently expanding the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern.

    The Company has entered into an agreement with Southern Company Services, Inc. ("Southern") as agent for its affiliated operating electric utility companies - Mississippi Power Company, Alabama Power Company, Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement with Southern includes all of the capacity that was subject to the Company's "open season" held September 1998. The agreement provides for salt cavern firm peaking storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

    On June 15, 1999, the Company consummated the acquisition of various proved producing reserves in the Fouke Field in Miller County, Arkansas (the "Fouke Property") for a total cash purchase price of approximately

$7.4 million, net of adjustments of approximately $440 thousand. At January 1, 1999, the Fouke Property had estimated net proved reserves of approximately 10.8 billion equivalent cubic feet of natural gas. In August 1999, the Company acquired an additional interest in the Fouke Property for approximately $232 thousand. The Company is continuing to review additional acquisition opportunities in the energy related sector with a focus on acquisitions that will maximize the return on the Company's existing capital resources and benefit from the availability of the Company's large net operating loss carryforwards and other tax benefits.

    As of June 30, 1999, the Company's financial resources included approximately $15.1 million in cash, cash equivalents and marketable securities and the Company's only material debt consisted of the indebtedness directly associated with the permanent financing for the acquisition of the Hattiesburg Facility in 1995, with the recourse primarily limited to certain subsidiaries of the Company and the assets and operations of the Hattiesburg Facility. In management's opinion, the Company's existing financial resources, expected net cash flow from operating activities and expected additional financing associated with its Petal Facility expansion will provide sufficient funds to finance its anticipated capital expenditures, future debt service obligations and other liquidity needs. However, additional financing could be required in connection with future acquisitions and projects depending upon the nature and size of such capital expenditures. The Company may also seek to finance future acquisitions with additional equity, if desirable.

Results of Operations

  General

    The Company recorded net income of $668 thousand, or $.25 per basic share ($.25 per diluted share), for the six month period ended June 30, 1999, compared to net income of $371 thousand, or $.14 per basic share ($.14 per diluted share), for the comparative period in 1998. The Company recorded net income of $209 thousand, or $.08 per basic share ($.08 per diluted share), for the three months ended June 30, 1999, and realized a net loss of approximately $224 thousand, or $.08 per basic share ($.08 per diluted share), for the three months ended June 30, 1998. In comparison to the three and six month periods ended June 30, 1998, the Company's operations for the three and six month periods ended June 30, 1999, reflected a reduction in revenues of approximately $1.4 million and $2.2 million, respectively, as well as a decrease in expenses of approximately $2.1 million and $2.7 million, respectively. The results for the interim periods in 1999 reflected decreases in interest and investment income as well as amortization of discount on forward sales of crude oil and natural gas as a result of the utilization of existing funds to satisfy certain obligations under the Company's forward sales that expired in 1998. The Company's operations for the three months ended June 30, 1999, also reflected decreases in revenues from natural gas sales and natural gas storage as a result of a decline in the net price received from its forward sales of natural gas and the Company's decision to limit the availability of interruptible storage services during the construction project at the Petal Facility. Operating results for the three and six month periods ended June 30, 1998, included a dry hole charge of $1.3 million relating to the drilling of an unsuccessful exploratory well.

    Natural Gas Storage

    The Company's natural gas storage activities for the three month and six month periods ended June 30, 1999, provided revenues of $3.4 million and $7.0 million, respectively, and operating income of $2.0 million and $4.2 million, respectively. For the three month and six month periods ended June 30, 1998, natural gas storage activities contributed revenues of $3.7 million and $6.9 million, respectively, and operating income of $2.1 million and $4.2 million, respectively. Natural gas storage revenues derived from firm long-term contracts were $3.4 million and $6.7 million, respectively, for the three and six month periods ended June 30, 1999, and $3.5 million and $6.4 million, respectively, for the comparative periods in 1998. The remaining natural gas storage revenues for the three and six month periods ended June 30, 1999 and 1998, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. Revenues for the six month periods ended June 30, 1999 and 1998, reflected approximately $1.3 million and $1.0 million, respectively, in revenues from the Petal Facility which was acquired late in the first quarter of 1998. The Company is currently expanding the natural gas storage capacity of the Petal Facility through the addition of a second natural gas storage cavern. Currently, the Company has opted to limit its ability to offer interruptible storage services as a result of the construction project at the Petal Facility.

    During the three and six month periods ended June 30, 1999, the Company's operating income from natural gas storage activities reflected operational expenses of $472 thousand and $952 thousand, respectively, and depreciation and amortization of $946 thousand and $1.9 million, respectively. The Company's natural gas storage activities for the three and six month periods ended June 30, 1998, included operational expenses of $624 thousand and $1.0 million, respectively, and depreciation and amortization of $949 thousand and $1.7 million, respectively.

  Natural Gas Exploration and Production

    The Company's natural gas exploration and production segment for the three and six month periods ended June 30, 1999, provided revenues of $1.7 million and $3.6 million, respectively, and operating income of $255 thousand and $807 thousand, respectively. For the three and six month periods ended June 30, 1998, the natural gas exploration and production segment contributed revenues of $1.9 million and $3.7 million, respectively, and an operating loss of $473 thousand and operating income of $171 thousand, respectively. Operating results from natural gas production reflected the effect of a decrease in revenues during the second quarter of 1999 as a result of a decline in the net price received from its forward sales of natural gas. The Company expects increased revenues in future periods as a result of its acquisition of the Fouke Property late in the second quarter of 1999 and the continuation of the drilling program of the Bethany Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties"). Operating results also reflected the effect of a dry hole charge of $1.3 million during the second quarter of 1998.

  Interest and Investment Income

    The Company's interest and investment income for the three and six month periods ended June 30, 1999, was approximately $308 thousand and $686 thousand, respectively, compared to approximately $1.3 million and $3.0 million, respectively, for the comparative periods in 1998. The levels of interest and investment income reflected an average investment in debt securities of $27 million and $104 million for the six month periods ended June 30, 1999 and 1998, respectively, and the effect of the funds utilized to satisfy forward sale obligations, capital expenditures and the acquisition of the Fouke Property. The average interest rate received by the Company was 5.0% and 5.7% for the six month periods ended June 30, 1999 and 1998, respectively. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  Depreciation, Depletion and Amortization

    Depreciation, depletion and amortization increased in the three and six month periods ended June 30, 1999, to $1.9 million and $3.9 million, respectively, from $1.7 million and $3.1 million, respectively, for the comparative periods in 1998. This increase was attributable to an increase in the depletion rate per equivalent Mcf of natural gas as well as the acquisition of the Petal Facility late in the first quarter of 1998.

  Interest and Debt Expense

    The Company's interest and debt expense for the three and six month periods ended June 30, 1999, was $807 thousand and $1.6 million, respectively, and $818 thousand and $1.6 million, respectively, for the comparative periods in 1998. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of the Hattiesburg Facility.

  Amortization of Discount on Sale of Future Contract Receivables and Forward Sales

    For the three and six month periods ended June 30, 1999, the Company's amortization of discount on sale of future contract receivables and forward sales was $496 thousand and $1.1 million, respectively, compared to $1.5 million and $3.4 million, respectively, for the comparative periods in 1998. Such expense reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on forward sale transaction entered in 1997. The amortization of discount on forward sales decreased during the interim periods in 1999 as a result of the expiration of a forward sale transaction in 1998.

  General and Administrative Expense

    The Company's general and administrative expense for the three and six month periods ended June 30, 1999, was approximately $758 thousand and $1.5 million, respectively, compared to approximately $725 thousand and $1.3 million, respectively, for the comparative periods in 1998. The increase in general and administrative expense for the six month period ended June 30, 1999, resulted primarily from expenditures relating to the review of potential acquisition opportunities.

  Provision for Income Taxes

    The results for the three and six month periods ended June 30, 1999, included a provision for income taxes of approximately $133 thousand and $508 thousand, respectively. The results for the three month period ended June 30, 1998, included an income tax benefit of approximately $141 thousand and for the six month period ended June 30, 1998, included a provision for income taxes of $322 thousand. As of June 30, 1999, the Company had a net deferred tax asset of approximately $30 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

    At June 30, 1999, the Company had marketable securities and cash and cash equivalents of approximately $15.1 million compared to marketable securities and cash and cash equivalents of $34.5 million at December 31, 1998. During the six months ended June 30, 1999, the Company utilized approximately $12.7 million to satisfy its obligations under the sale of future contract receivables and the forward sale transactions and $7.4 million for the acquisition of the Fouke Property. In addition, the Company had no material debt at June 30, 1999, other than the debt directly associated with the acquisition of the Hattiesburg Facility. Recourse on such a debt is primarily limited to the assets of certain subsidiaries of the Company with obligations under the agreements associated with such debt.

    The Company entered into a forward sale of natural gas in 1997 and recorded for financial accounting purposes the proceeds from the sale as "Deferred Revenues from Forward Sales". Such proceeds are recognized as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold. The imputed charge used in establishing the sales price of the natural gas sold is amortized over the life of the forward sale contract as the volumes of natural gas are delivered and such charge is recorded as amortization of discount on forward sales. Current deliveries required under the forward sales are 1.9 Bcf of natural gas during the remainder of 1999 and thereafter 7.8 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $17.3 million as of June 30, 1999.

    The Company entered into a hedging arrangement for the purpose of hedging against the volatility in prices of natural gas in the event that the Company was required to purchase such volumes to satisfy its obligations with respect to the forward sale. As a result of the expected level of natural gas production from the DeSoto Properties, the Company agreed to terminate its commodity swap contracts covering the volumes hedged during the remaining period of 1999 through 2002 for consideration to the Company of approximately $400 thousand. Such gain is recognized over the scheduled delivery date of the original volumes hedged under the commodity swap contract.

    As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of such subsidiaries are secured by substantially all of their assets, including the Hattiesburg Facility. The net proceeds from the sale of future contract receivables are recognized over the period during which the receivables are generated and the balance of deferred revenue from such receivables was approximately $5.6 million as of June 30, 1999.

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

    The Company generated net cash from operating activities of approximately $7.2 million and $5.6 million during the six month periods ended June 30, 1999 and 1998, respectively. During the six month period ended June 30, 1999, the net cash from operating activities benefitted primarily from the effect of the acquisition of Petal Gas late in the first quarter of 1998 and the development drilling program of the DeSoto Properties. The Company's working capital position decreased by approximately $15.0 million to $11.7 million at June 30, 1999, compared to $26.7 million at December 31, 1998, primarily as a result of the utilization of existing funds and net cash provided by operating activities for capital expenditures, to satisfy its obligations from the sale of future contract receivables and forward sales and the acquisition of the Fouke Property.

    Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

Other Matters

    The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 and beyond ("Year 2000"). The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. This issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". The Company has identified and assessed the Year 2000 compliance of items determined to be critical to its operations. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on natural gas delivery, revenue collection or the safety of personnel or facilities. After the assessment of systems, the Year 2000 implementation includes replacing or upgrading items that are determined not to be Year 2000 compliant, testing such items and designing and implementing contingency and business continuation plans. In addition, the Year 2000 compliance includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company has obtained upgrades of application software from its vendors and has performed the testing phase of the hardware or system software previously remediated, upgraded or replaced. In addition, the Company has communicated with third parties with which it has significant relationship to assess third party risks. The Company anticipates the completion of the assessment of third party risk and the development of the contingency plan during the third quarter of 1999.

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

    The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation costs. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of June 30, 1999, the Company had an accrued liability of approximately $1.8 million for defense and related costs resulting from such environmental claims against the Company.

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities. Effective January 1, 2001, SFAS 133 will require the Company to recognize all derivatives as either assets or liabilities and to measure those instruments at fair value in its Consolidated Balance Sheet. A derivative meeting certain conditions may be designated as a hedge of a specific exposure. Accounting for changes in a derivative's fair value will depend on the intended use of the derivative and the resulting designation. Any transition adjustments resulting from adopting this statement will be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. The Company has not yet determined the effects that SFAS 133 will have on its future consolidated financial statements or the amount of the cumulative adjustment that will be made upon adopting this new standard.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    As a result of the Company's participation in the acquisition of energy related assets, the Company has entered into certain acquisition financial transactions that currently limit its level of exposure to market risks associated with interest rates and prices of natural gas. In respect to the market risk associated with natural gas prices, the Company has entered into a forward sale contract for hedging purposes, effectively reducing its exposure to price volatility in the physical markets. Accordingly, the Company's current and expected natural gas production from the DeSoto Properties is primarily committed for delivery through the year 2002 under a forward sale contract at a weighted average price of $2.01. In respect to the production from the acquisition of the Fouke Property, the Company is currently exposed to fluctuations in the prices of natural gas and crude oil.

    The Company is subject to interest rate risk from the utilization of financial instruments such as term debt for acquisition funding. The fair market value of long-term debt with fixed-interest rate is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. At June 30. 1999, the estimated fair values of the Company's long-term debt, including current maturities, was $37 million. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt of $1.2 million.

Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The earnings and cash flows impact during 1999 resulting from an increase in interest rates would be limited as the Company's debt carries a fixed rate through the year 2005.


Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders was held on May 20, 1999, in New York, New York. Two proposals were submitted to shareholders as described in the Company's Proxy Statement dated April 14, 1999, and were voted upon and approved by shareholders at the meeting. The table below briefly describes the proposals and results of the shareholder votes.




                                            Votes in           Votes
                                             Favor        Withheld/Against
                                           ---------      ----------------
Election of six directors:
    J. N. Averett, Jr.                     2,624,245           6,764
    George P. Giard, Jr.                   2,624,245           6,764
    Gary S. Gladstein                      2,624,245           6,764
    Donald G. Housley                      2,624,245           6,764
    Neal Moszkowski                        2,624,245           6,764
    Lief D. Rosenblatt                     2,624,245           6,764


                                            Votes in      Votes
                                             Favor      Against    Abstain
                                           ---------    -------    -------
Proposal for ratification of
  appointment of independent auditors      2,627,090      3,636        283


    There were no broker non votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


     *27    Financial Data Schedule

(b)      Reports on Form 8-K
            Current Report on Form 8-K dated June 14, 1999, regarding change of the Company's name from "Crystal Oil Company" to "Crystal Gas Storage, Inc."

---------------------
* Filed herein

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 1999.

                                           CRYSTAL GAS STORAGE, INC.




                                  BY:        /S/ J. N. AVERETT, JR.
                                      -------------------------------
                                                 J. N. Averett, Jr.
                                                     President
                                                    and Director
                                         (Principal Executive Officer)





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