Form 10-Q
period 1999-09-30
CRYSTAL GAS STORAGE INC
filed 1999-11-12
CIK 745907

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                         TO

                         COMMISSION FILE NUMBER 1-8715

                           CRYSTAL GAS STORAGE, INC.
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

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]       No [ ]

                  Common Stock outstanding on November 9, 1999

                                   2,668,122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CRYSTAL GAS STORAGE, INC.

                                     INDEX


                                                                PAGE NO.
                                                                --------
PART I
Item 1. Financial Statements
     Consolidated Condensed Balance Sheets -- September 30,
      1999 (Unaudited)
       and December 31, 1998................................        3
     Consolidated Condensed Statements of Operations --
      Three and Nine Months Ended September 30, 1999 and
      1998 (Unaudited)......................................        4
     Consolidated Condensed Statements of Stockholders'
      Equity -- Nine Months Ended September 30, 1999 and
      1998 (Unaudited)......................................        5
     Consolidated Condensed Statements of Cash Flows -- Nine
      Months Ended
       September 30, 1999 and 1998 (Unaudited)..............        6
     Notes to Consolidated Condensed Financial Statements
      (Unaudited)...........................................        8
Item 2. Management's Discussion and Analysis of Financial
  Condition
  and Results of Operations.................................       10
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................       16
PART II
Item 6. Exhibits and Reports on Form 8-K....................       17
Signatures..................................................       18

                           CRYSTAL GAS STORAGE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30    DECEMBER 31
                                                                    1999           1998
                                                                ------------    -----------
                                                                (UNAUDITED)         (1)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................      $  6,935       $ 13,855
  Marketable securities.....................................         1,242         20,643
  Accounts receivable -- net................................         1,159          1,952
  Prepaid expenses and other current assets.................           257            129
                                                                  --------       --------
       TOTAL CURRENT ASSETS.................................         9,593         36,579
PROPERTY, PLANT AND EQUIPMENT -- NET........................       159,018        143,028
OTHER ASSETS
  Deferred tax assets.......................................        29,895         29,947
  Restricted cash and marketable securities.................         1,835          1,863
  Other.....................................................         1,042          1,366
                                                                  --------       --------
                                                                    32,772         33,176
                                                                  --------       --------
       TOTAL ASSETS.........................................      $201,383       $212,783
                                                                  ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term obligations..................      $  1,982       $    516
  Accounts payable..........................................         6,398          8,740
  Other accrued expenses....................................           767            650
                                                                  --------       --------
       TOTAL CURRENT LIABILITIES............................         9,147          9,906
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION...............        36,286         37,784
DEFERRED REVENUE FROM SALE OF FUTURE CONTRACT RECEIVABLES
  AND FORWARD SALES.........................................        19,879         29,131
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Senior preferred stock....................................            74             74
  Common stock..............................................            27             27
  Additional paid-in capital................................       116,922        116,922
  Retained earnings.........................................        19,048         18,939
                                                                  --------       --------
       TOTAL STOCKHOLDERS' EQUITY...........................       136,071        135,962
                                                                  --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........      $201,383       $212,783
                                                                  ========       ========

-------------------------
(1) The balance sheet at December 31, 1998, has been taken from the audited financial statements at that date, and condensed.

     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL GAS STORAGE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30         SEPTEMBER 30
                                                              ----------------    ------------------
                                                               1999      1998      1999       1998
                                                               ----      ----      ----       ----
NET REVENUES
  Gas storage fees........................................    $3,432    $3,656    $10,458    $10,547
  Crude oil and natural gas...............................     1,761     1,873      5,391      5,560
  Interest, investment and other income...................       176     1,027        898      3,996
                                                              ------    ------    -------    -------
                                                               5,369     6,556     16,747     20,103
COSTS AND EXPENSES
  Operating expense and taxes.............................     1,162     1,011      3,323      3,150
  General and administrative expense......................     1,985       791      3,447      2,094
  Interest and debt expense...............................       814       817      2,435      2,456
  Amortization of discount on sale of future contract
     receivables and forward sales........................       435     1,214      1,514      4,589
  Exploration cost........................................        --         5         --      1,305
  Depreciation, depletion and amortization................     1,980     1,805      5,859      4,903
                                                              ------    ------    -------    -------
                                                               6,376     5,643     16,578     18,497
                                                              ------    ------    -------    -------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES..............................    (1,007)      913        169      1,606
PROVISION (BENEFIT) FOR
  INCOME TAXES............................................      (448)      403         60        725
                                                              ------    ------    -------    -------
NET INCOME (LOSS).........................................    $ (559)   $  510    $   109    $   881
                                                              ======    ======    =======    =======
NET INCOME (LOSS) PER
  COMMON SHARE............................................    $ (.21)   $  .19    $   .04    $   .33
                                                              ======    ======    =======    =======
NET INCOME (LOSS) PER COMMON
  SHARE - ASSUMING DILUTION...............................    $ (.21)   $  .19    $   .04    $   .32
                                                              ======    ======    =======    =======

     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL GAS STORAGE, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
SENIOR PREFERRED STOCK
  Balance at beginning and end of period....................    $     74    $    148
                                                                --------    --------
COMMON STOCK
  Balance at beginning and end of period....................          27          27
                                                                --------    --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning and end of period....................     116,922     122,020
                                                                --------    --------
RETAINED EARNINGS
  Balance at beginning of period............................      18,939      18,025
     Net income.............................................         109         881
                                                                --------    --------
  Balance at end of period..................................      19,048      18,906
                                                                --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................    $136,071    $141,101
                                                                ========    ========

     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL GAS STORAGE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                ---------------------
                                                                  1999        1998
                                                                  ----        ----
Cash flows from operating activities:
  Net income................................................    $    109    $     881
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization of deferred financing cost..............         200          234
       Depreciation, depletion and amortization.............       5,859        4,903
       Exploration cost.....................................       --           1,305
       Deferred income tax provision........................          52          545
       Net loss on sale of property, plant and equipment....           5           83
       Net change in accrued interest income................         227        1,343
       Decrease in accounts receivable......................         793          593
       Increase in prepaid expense and other current
        assets..............................................        (128)        (660)
       Increase in other assets.............................         (28)        (669)
       Increase (decrease)in accounts payable and accrued
        expenses............................................       3,316          (48)
                                                                --------    ---------
     Net cash provided by operating activities..............      10,405        8,510
                                                                --------    ---------
Cash flows from investing activities:
  Acquisition of Fouke Property.............................      (7,827)      --
  Acquisition of Petal Gas Storage Company, net of cash
     received...............................................       --         (29,141)
  Proceeds from sale of property, plant and equipment.......          58          669
  Capital expenditures......................................     (13,060)     (10,303)
  Purchases of marketable securities........................     (15,726)    (127,674)
  Maturity of marketable securities.........................      34,900      228,841
  Investment of restricted funds............................       --          (4,478)
  Reduction of restricted funds.............................          28        4,515
                                                                --------    ---------
     Net cash provided by (used in) investing activities....      (1,627)      62,429
                                                                --------    ---------
Cash flows from financing activities:
  Reduction of long-term obligations........................         (32)        (449)
  Reduction of deferred revenue from sale of future contract
     receivables and forward sales..........................     (15,666)     (54,996)
                                                                --------    ---------
     Net cash used in financing activities..................     (15,698)     (55,445)
                                                                --------    ---------
Net increase (decrease) in cash and cash equivalents........      (6,920)      15,494
Cash and cash equivalents at beginning of period............      13,855       11,550
                                                                --------    ---------
Cash and cash equivalents at end of period..................    $  6,935    $  27,044
                                                                ========    =========

     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL GAS STORAGE, INC.

     Supplemental disclosures of cash flow information:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                  SEPTEMBER 30
                                                                ----------------
                                                                 1999      1998
                                                                 ----      ----
Cash paid during the period for:
  Interest..................................................    $2,235    $2,222
                                                                ======    ======
  Amortization of discount on sale of future contract
     receivables and forward sales..........................    $1,514    $4,589
                                                                ======    ======
Income taxes................................................    $  421    $  248
                                                                ======    ======

     See accompanying notes to consolidated condensed financial statements.

                           CRYSTAL GAS STORAGE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed balance sheet of Crystal Gas Storage, Inc. (formerly named Crystal Oil Company) and its subsidiaries (the "Company") as of September 30, 1999, the consolidated condensed statements of operations for the three and nine months ended September 30, 1999 and 1998, and the consolidated condensed statements of stockholders' equity and cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.

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

     The Company has entered into an agreement with Southern Company Services, Inc. ("Southern"), as agent for its affiliated operating electric utility companies -- Mississippi Power Company, Alabama Power Company, Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement provides for salt cavern peaking firm storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

     The Company currently has outstanding $1.5 million in an irrevocable letter of credit to support certain obligations with respect to the outstanding $36.5 million in Secured Guaranteed Notes Due 2005 of a subsidiary of the Company. Such letter of credit expires on November 21, 2000.

NOTE 3. NET INCOME PER SHARE

     A reconciliation of the weighted-average shares outstanding for computation of basic and diluted income per share for the three and nine month periods ended September 30, 1999 and 1998, follows. No difference existed between net income used in computing basic and diluted income per share for these periods.

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30              SEPTEMBER 30
                                        ----------------------    ----------------------
                                          1999         1998         1999         1998
                                          ----         ----         ----         ----
Basic method........................    2,668,122    2,668,122    2,668,122    2,668,122
Dilutive preferred stock............           --       33,274       16,562       33,274
Dilutive stock options..............           --       39,843       28,493       39,843
                                        ---------    ---------    ---------    ---------
Assuming dilution...................    2,668,122    2,741,239    2,713,177    2,741,239
                                        =========    =========    =========    =========

NOTE 4. ACQUISITIONS

     On June 15, 1999, the Company consummated the acquisition of various proved producing reserves in the Fouke Field in Miller County, Arkansas (the "Fouke Property") for a total cash purchase price of approximately $7.4 million, net of adjustments of approximately $440 thousand. At January 1, 1999, the Fouke Property had estimated net proved reserves of approximately 10.8 billion equivalent cubic feet of natural gas. In August 1999, the Company acquired an additional interest in the Fouke Property for approximately $382 thousand.

NOTE 5. SEGMENT INFORMATION

     The Company has two reportable segments: the natural gas storage and transportation segment and the exploration and production segment. The Company evaluates the performance of the segments based on profit from operations before income taxes (inclusive of interest and investment income, interest and debt expense and amortization of discount on sale of future contract receivables and forward sales attributable to each segment). The basis of segmentation and measurement of segment profits are the same as those described in the Company's 1998 Annual Report.

                                                     NATURAL GAS      EXPLORATION
                                                     STORAGE AND          AND
              SEGMENT INFORMATION                   TRANSPORTATION    PRODUCTION     CORPORATE    CONSOLIDATED
              -------------------                   --------------    -----------    ---------    ------------
                                                                          (IN THOUSANDS)
Nine month period ended September 30, 1999
Segment income (loss) before income taxes.......       $  3,653         $   175       $(3,659)      $    169
Revenues from external customers................         10,458           5,391            --         15,849
          Total Assets at September 30, 1999....        132,137          64,228         5,018        201,383
Nine month period ended September 30, 1998
Segment income (loss) before income taxes.......       $  3,490         $  (395)      $(1,489)      $  1,606
Revenues from external customers................         10,547           5,560            --         16,107
Three month period ended September 30, 1999
Segment income (loss) before income taxes.......       $  1,164         $   (73)      $(2,098)      $ (1,007)
Revenues from external customers................          3,432           1,761            --          5,193
Three month period ended September 30, 1998
Segment income (loss) before income taxes.......       $  1,250         $   333       $  (670)      $    913
Revenues from external customers................          3,656           1,873            --          5,529

NOTE 6. SUBSEQUENT EVENTS

     On October 15, 1999, the Company entered into a merger agreement with El Paso Energy Corporation ("El Paso") pursuant to which the Company will merge into a subsidiary of El Paso. Under the terms of the merger agreement, each holder of the Company's common stock will receive $57 per share in cash. In connection with the merger, the Company's outstanding preferred stock is expected to be redeemed at $1.00 per share in accordance with the terms of such preferred stock. Quantum Fund N.V. and its affiliates, which own approximately 64% of the Company's outstanding common stock, have committed to support the merger transaction and have entered into a voting agreement in this regard. The merger is subject to the approval of the Company's stockholders at a meeting, as well as other customary conditions.

     As a result of the merger with El Paso, the Company's results for the third quarter of 1999 included charges of approximately $.7 million relating to the indefinite postponement of a proposed debt offering associated with the permanent financing of the expansion of its natural gas storage facilities as well as approximately $.5 million in expenses directly related with the merger. These expenses have been included in general and administrative expense for the three and nine month periods ended September 30, 1999.

     Currently, the Company is negotiating a $20 million Revolving Credit Facility with a bank. The borrowings under the Revolving Credit Facility would have a maturity date of March 31, 2000, and at the Company's option the maturity date is extendable to June 30, 2000. Under the terms of the Revolving Credit Facility, no repayments, except interest, would be required to be made by the Company until the maturity date. The Revolving Credit Facility would be secured by all of the assets of a wholly-owned subsidiary, Petal Gas Storage Company, including its natural gas storage facility and storage contract with Southern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following is provided to assist in a further understanding of the financial condition of Crystal Gas Storage, Inc. and its subsidiaries (the "Company") as of September 30, 1999, as well as changes in the Company's operating results. The notes to the Company's Consolidated Condensed Financial Statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998, should be read in conjunction with this discussion.

     The Company currently owns and operates through wholly-owned subsidiaries, First Reserve Gas Company ("FRGC") and Petal Gas Storage Company ("Petal Gas"), natural gas storage facilities located near Hattiesburg, Mississippi. The Company also owns and operates various natural gas properties located primarily in Arkansas and Louisiana.

     On October 15, 1999, the Company entered into a merger agreement with El Paso Energy Corporation ("El Paso") pursuant to which the Company will merge into a subsidiary of El Paso. Under the terms of the merger agreement, each holder of the Company's common stock will receive $57 per share in cash. In connection with the merger, the Company's outstanding preferred stock is expected to be redeemed at $1.00 per share in accordance with the terms of such preferred stock. Quantum Fund N.V. and its affiliates, which own approximately 64% of the Company's outstanding common stock, have committed to support the merger transaction and have entered into a voting agreement in this regard. The merger is subject to the approval of the Company's stockholders at a meeting, as well as other customary conditions.

CORPORATE STRATEGY

     The Company's corporate strategy continues to focus on the expansion of its natural gas storage and transportation operations with the objective of enhancing the value of its natural gas storage properties. The Company's natural gas storage and transportation operations consist of the ownership and operation of two natural gas storage facilities with working gas capacity of approximately
3.5 billion cubic feet ("Bcf") (the "Hattiesburg Facility") and 3.2 Bcf (the "Petal Facility"). The Company is currently expanding the Petal Facility through the addition of a second natural gas storage cavern with approximately the same capacity as the first cavern. The Company intends to capitalize on the strategic location, pipeline access and operating flexibility of its natural gas storage facilities.

     The Company has entered into an agreement with Southern Company Services, Inc. ("Southern"), as agent for its affiliated operating electric utility companies -- Mississippi Power Company, Alabama Power Company, Georgia Power Company, Gulf Power Company and Savannah Electric and Power Company. The agreement provides for salt cavern firm peaking storage with up to 700,000 MMBTU per day of withdrawal capacity and up to 350,000 MMBTU per day of injection capacity with receipt and delivery points on Transcontinental Gas Pipeline, Southern Natural Gas Pipeline, Koch Gateway Pipeline and Destin Pipeline. The 20 year agreement is subject to certain conditions precedent including Federal Energy Regulatory Commission approval, construction of certain facilities and satisfactory financing for the project. The pricing for the storage service was negotiated based on market based rates.

     On June 15, 1999, the Company consummated the acquisition of various proved producing reserves in the Fouke Field in Miller County, Arkansas (the "Fouke Property") for a total cash purchase price of approximately $7.4 million, net of adjustments of approximately $440 thousand. At January 1, 1999, the Fouke Property had estimated net proved reserves of approximately 10.8 billion equivalent cubic feet of natural gas. In August 1999, the Company acquired an additional interest in the Fouke Property for approximately $382 thousand.

     As of September 30, 1999, the Company's financial resources included approximately $8.2 million in cash, cash equivalents and marketable securities and the Company's debt consisted of the indebtedness directly associated with the permanent financing for the acquisition of the Hattiesburg Facility in 1995, with the recourse primarily limited to certain subsidiaries of the Company and the assets and operations of the Hattiesburg Facility. In addition, the Company is currently negotiating a $20 million committed revolving line of credit (the "Revolving Credit Facility") with a bank. The borrowings under the Revolving Credit Facility would have a maturity date of March 31, 2000, and at the Company's option the maturity date is extendable to June 30, 2000. In management's opinion, the Company's existing financial resources, expected net cash flow from operating activities and its available credit facility will provide sufficient funds to finance its anticipated capital expenditures during 1999, future debt service obligations and other liquidity needs associated with the merger of the Company.

RESULTS OF OPERATIONS

  GENERAL

     The Company recorded net income of $109 thousand, or $.04 per basic share ($.04 per diluted share), for the nine month period ended September 30, 1999, compared to net income of $881 thousand, or $.33 per basic share ($.32 per diluted share), for the comparative period in 1998. The Company realized a net loss of $559 thousand, or $.21 per basic share ($.21 per diluted share), for the three months ended September 30, 1999, compared to net income of $510 thousand, or $.19 per basic share ($.19 per diluted share), for the three months ended September 30, 1998. As a result of the merger with El Paso, the Company's results for the three and nine month periods ended September 30, 1999, reflected charges of approximately $.7 million relating to the indefinite postponement of a proposed debt offering associated with the permanent financing of the Petal Facility expansion as well as approximately $.5 million in expenses directly related to the merger. These expenses have been included in general and administrative expense for the three and nine month periods ended September 30, 1999.

     In comparison to the three and nine month periods ended September 30, 1998, the Company's results of operations reflected a reduction in revenues of approximately $1.2 million and $3.4 million, respectively, and a decrease in expenses of approximately $486 thousand and $3.1 million, respectively, for the three and nine month periods ended September 30, 1999, and exclusive of charges relating to the indefinite postponement of the proposed debt offering and merger expenses. Such results for the three and nine month periods ended September 30, 1999, reflected decreases in interest and investment income as well as amortization of discount on forward sales of crude oil and natural gas primarily as a result of the utilization of existing funds to satisfy certain obligations under the Company's forward sales that expired in 1998. The Company's operations for the three and nine months ended September 30, 1999, also reflected decreases in revenues from natural gas sales and natural gas storage as a result of a decline in the net price received from its forward sales of natural gas and the Company's decision to limit the availability of interruptible storage services during the construction project at the Petal Facility. Operating results for the nine month period ended September 30, 1998, included a dry hole charge of $1.3 million during the second quarter of 1998 relating to the drilling of an unsuccessful exploratory well.

  NATURAL GAS STORAGE

     The Company's natural gas storage activities for the three month and nine month periods ended September 30, 1999, provided revenues of $3.4 million and $10.5 million, respectively, and operating income of $2.0 million and $6.2 million, respectively. For the three month and nine month periods ended September 30, 1998, natural gas storage activities contributed revenues of $3.7 million and $10.5 million, respectively, and operating income of $2.2 million and $6.4 million, respectively. The aforementioned operating income is exclusive of interest and investment income, interest and debt expense and amortization of discount on sale of future contract receivables attributable to the natural gas storage segment. Natural gas storage revenues derived from firm long-term contracts were $3.3 million and $10.0 million, respectively, for the three and nine month periods ended September 30, 1999, and $3.3 million and $9.5 million, respectively, for the comparative periods in 1998. The remaining natural gas storage revenues for the three and nine month periods ended September 30, 1999 and 1998, were derived from interruptible storage services, injection and withdrawal charges and other fees relating to services provided in connection with the storage and delivery of natural gas. The Company is currently expanding the natural gas storage capacity of the Petal Facility through the addition of a second natural gas storage cavern. Currently, the Company has decided to limit interruptible storage services as a result of the construction project at the Petal Facility.

     During the three and nine month periods ended September 30, 1999, the Company's operating income from natural gas storage activities reflected operational expenses of $493 thousand and $1.4 million, respectively, and depreciation and amortization of $950 thousand and $2.8 million, respectively. The Company's natural gas storage activities for the three and nine month periods ended September 30, 1998, included operational expenses of $532 thousand and $1.5 million, respectively, and depreciation and amortization of $945 thousand and $2.6 million, respectively.

  NATURAL GAS EXPLORATION AND PRODUCTION

     The Company's natural gas exploration and production segment for the three and nine month periods ended September 30, 1999, provided revenues of $1.8 million and $5.4 million, respectively, and operating income of $201 thousand and $1.0 million, respectively. For the three and nine month periods ended September 30, 1998, the natural gas exploration and production segment contributed revenues of $1.9 million and $5.6 million, respectively, and operating income of $714 thousand and $885 thousand, respectively. The aforementioned operating income is exclusive of interest and investment income and amortization of discount on forward sales attributable to the natural gas exploration and production segment. Operating results from natural gas production reflected the acquisition of the Fouke Property late in the second quarter of 1999 and the effect of a decrease in revenues during 1999 as a result of natural gas production falling below the required volumes under the forward sales due to a temporary delay in the Company's drilling program. The Company expects increased revenues in future periods as a result of the continuation of the drilling program of the Bethany Longstreet and Holly Fields in DeSoto Parish, Louisiana (the "DeSoto Properties") during the fourth quarter of 1999 and the effect of the acquisition of the Fouke Property. Operating results also reflected the effect of a dry hole charge of $1.3 million during the second quarter of 1998.

  INTEREST AND INVESTMENT INCOME

     The Company's interest and investment income for the three and nine month periods ended September 30, 1999, was approximately $170 thousand and $856 thousand, respectively, compared to approximately $1.0 million and $4.0 million, respectively, for the comparative periods in 1998. The levels of interest and investment income reflected an average investment in debt securities of $22.8 million and $98.8 million for the nine month periods ended September 30, 1999 and 1998, respectively, and the effect of the funds utilized to satisfy forward sale obligations, capital expenditures and the acquisition of the Fouke Property. The average interest rate received by the Company was 5.0% and 5.4% for the nine month periods ended September 30,

1999 and 1998, respectively. The Company's liquid assets are primarily invested in investment grade corporate and government obligations that are for terms of less than two years.

  DEPRECIATION, DEPLETION AND AMORTIZATION

     Depreciation, depletion and amortization increased in the three and nine month periods ended September 30, 1999, to $2.0 million and $5.9 million, respectively, from $1.8 million and $4.9 million, respectively, for the comparative periods in 1998. This increase was attributable to an increase in the depletion rate per equivalent Mcf of natural gas and the effect of the acquisitions of the Fouke Property late in the second quarter of 1999 and the Petal Facility late in the first quarter of 1998.

  INTEREST AND DEBT EXPENSE

     The Company's interest and debt expense for the three and nine month periods ended September 30, 1999, was $814 thousand and $2.4 million, respectively, and $817 thousand and $2.5 million, respectively, for the comparative periods in 1998. Such interest and debt expense related primarily to the $36.5 million of long-term debt incurred to finance the acquisition of the Hattiesburg Facility.

  AMORTIZATION OF DISCOUNT ON SALE OF FUTURE CONTRACT RECEIVABLES AND FORWARD SALES

     For the three and nine month periods ended September 30, 1999, the Company's amortization of discount on sale of future contract receivables and forward sales was $435 thousand and $1.5 million, respectively, compared to $1.2 million and $4.6 million, respectively, for the comparative periods in 1998. Such expense reflected the amortization of discount on the Company's sale in November 1995 of the contract receivables from firm gas storage services and the amortization of discount on forward sale transaction entered in 1997. The amortization of discount on forward sales decreased during the interim periods in 1999 as a result of the expiration of a forward sale transaction in 1998.

  GENERAL AND ADMINISTRATIVE EXPENSE

     The Company's general and administrative expense for the three and nine month periods ended September 30, 1999, was approximately $2.0 million and $3.4 million, respectively, compared to approximately $791 thousand and $2.1 million, respectively, for the comparative periods in 1998. The general and administrative expense for the interim periods in 1999 included charges of approximately $1.2 million relating to the indefinite postponement of a proposed debt offering and the merger of the Company with El Paso. Exclusive of such merger charges, the Company did not add any significant corporate overhead and administrative expense following the acquisitions of the Petal Facility and Fouke Property due to the consolidation of the acquired operations with the Company's ongoing activities.

  PROVISION FOR INCOME TAXES

     The results for the three month period ended September 30, 1999, included an income tax benefit of approximately $448 thousand and for the nine months ended September 30, 1999, a provision for income taxes of approximately $60 thousand. The results for the three and nine month periods ended September 30, 1998, included a provision for income taxes of $403 thousand and $725 thousand, respectively. As of September 30, 1999, the Company had a net deferred tax asset of approximately $29.9 million. In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance. In connection with the proposed forward merger with El Paso, management anticipates utilizing the majority of recognized and unrecognized deferred tax assets to offset the anticipated taxable gain.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had marketable securities and cash and cash equivalents of approximately $8.2 million compared to marketable securities and cash and cash equivalents of $34.5 million at December 31, 1998. The Company's liquidity position decreased primarily as a result of the utilization of existing funds and net cash provided by operating activities for capital expenditures, to satisfy its obligations from the sale of future contract receivables and forward sales and the acquisition of the Fouke Property. In addition, the Company's debt at September 30, 1999, was primarily associated with the acquisition of the Hattiesburg Facility. Recourse on such debt is primarily limited to the assets of certain subsidiaries of the Company with obligations under the agreements associated with such debt.

     The Company entered into a forward sale of natural gas in 1997 and recorded for financial accounting purposes the proceeds from the sale as "Deferred Revenues from Forward Sales". Such proceeds are recognized as deliveries are made by the Company based on an undiscounted reference price for the natural gas sold. The imputed charge used in establishing the sales price of the natural gas sold is amortized over the life of the forward sale contract as the volumes of natural gas are delivered and such charge is recorded as amortization of discount on forward sales. Current deliveries required under the forward sales are 1.0 Bcf of natural gas during the remainder of 1999 and thereafter 7.8 Bcf of natural gas through December 2002. The balance of deferred revenues from forward sales was approximately $15.6 million as of September 30, 1999.

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

     As a part of the acquisition of the Hattiesburg Facility in 1995, the Company sold to a trust the right to receive payment from the accounts receivable generated by the Hattiesburg Facility's long-term contracts. The receivables were sold without recourse to the Company or its subsidiaries, but certain subsidiaries of the Company have agreed to be responsible in limited circumstances for failure to collect on the accounts receivable and for certain force majeure events. The obligations of such subsidiaries are secured by substantially all of their assets, including the Hattiesburg Facility. The net proceeds from the sale of future contract receivables are recognized over the period during which the receivables are generated and the balance of deferred revenue from such receivables was approximately $4.2 million as of September 30, 1999.

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

     The Company generated net cash from operating activities of approximately $10.4 million and $8.5 million during the nine month periods ended September 30, 1999 and 1998, respectively. During the nine month period ended September 30, 1999, the net cash from operating activities benefitted primarily from the effect of the acquisition of Petal Gas late in the first quarter of 1998 and the development drilling program of the DeSoto Properties. The Company's working capital position decreased to approximately $.4 million at September 30, 1999, from $26.7 million at December 31, 1998, primarily as a result of the utilization of existing funds and net cash provided by operating activities for capital expenditures, to satisfy its obligations from the sale of future contract receivables and forward sales and the acquisition of the Fouke Property.

     Currently, the Company is negotiating a $20 million Revolving Credit Facility with a bank. The borrowings under the Revolving Credit Facility would have a maturity date of March 31, 2000, and at the

Company's option the maturity date is extendable to June 30, 2000. Under the terms of the Revolving Credit Facility, no repayments, except interest, would be required to be made by the Company until the maturity date. The Revolving Credit Facility would be secured by all of the assets of Petal Gas, including the Petal Facility and its storage contract with Southern.

     Pending the redeployment of the Company's available funds, the Company is investing its cash primarily in United States government and other investment grade securities. The Company believes that these securities do not present any material risks to the Company's liquidity, operations or financial position.

OTHER MATTERS

     The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 and beyond ("Year 2000"). The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. This issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". The Company has identified and assessed the Year 2000 compliance of items determined to be critical to its operations. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on natural gas delivery, revenue collection or the safety of personnel or facilities. After the assessment of systems, the Year 2000 implementation includes replacing or upgrading items that are determined not to be Year 2000 compliant, testing such items and designing and implementing contingency and business continuation plans. In addition, the Year 2000 compliance includes identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company has obtained upgrades of application software from its vendors and has performed the testing phase of the hardware or system software previously remediated, upgraded or replaced. The Company has also communicated with third parties with which it has significant relationship to assess third party risks. The Company has received responses from such third parties with assurance of Year 2000 compliance qualified with the usual uncertainties. In addition, existing business continuity plans are the basis for the development of the Year 2000 contingency plans. The Company has identified critical business processes and planned recovery strategies. The Company has documented such recovery strategies in its contingency plan and validated their effectiveness.

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

     The Company is currently subject to various claims regarding environmental matters, which will require the expenditure of funds for legal costs and could require additional expenditure of funds for remediation if it is determined that the Company is responsible for such remediation or otherwise agrees to contribute to such remediation costs. It is the Company's policy to accrue for environmental remediation costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The resolution of the known environmental matters affecting the Company will be subject to various factors, including the discovery of additional information with respect to the nature of contamination at the known sites, the legal responsibility of various parties for any cleanup obligations, the financial capability of responsible parties and other actions by governmental agencies and private parties. As of September 30, 1999, the Company had an accrued liability of approximately $1.8 million for defense and related costs resulting from such environmental claims against the Company.

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

FORWARD LOOKING STATEMENTS

     Statements in this Report other than historical facts are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. As such, the involved risks and uncertainties are subject to change at any time. The Company derives its forward-looking statements from its operating budgets which are based on various assumptions, including matters regarding crude oil and natural gas prices, demand and supply for crude oil and natural gas, changes in the market for natural gas storage and transportation, the ultimate recovery and realization of the estimated reserves from the proved producing and undeveloped reserves in the DeSoto Properties and the proved producing reserves in the Fouke Properties, success of the Company's ability to market interruptible service at the Hattiesburg Facility and the Petal Facility, the use of the Company's existing net operating tax loss carryforwards, the ability to become Year 2000 compliant, the Company's successful execution of its internal operating plans including the expansion of its natural gas storage facilities, labor relations, regulatory uncertainties and legal proceedings, including in particular its pending litigation with the State of Louisiana regarding environmental matters. Although the Company believes its assumptions are reasonable, it is impossible to predict the impact of certain factors that could cause actual results to differ materially from those currently anticipated.

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

     The Company is subject to interest rate risk from the utilization of financial instruments such as term debt for acquisition funding. The fair market value of long-term debt with a fixed-interest rate is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise. At September 30, 1999, the estimated fair values of the Company's long-term debt, including current maturities, was $37 million. A one percentage-point increase in prevailing interest rates would result in a decrease in the estimated fair value of long-term debt of $1.1 million. Initial fair values were determined using the current rates at which the Company could enter into comparable financial instruments with similar remaining maturities. The earnings and cash flows impact during 1999 resulting from an increase in interest rates would be limited to the borrowing under the proposed Revolving Credit Facility, since the Company's debt as of September 30, 1999, carries a fixed rate through the year 2005.

                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 *2.1 Agreement and Plan of Merger dated October 15, 1999, among El Paso Energy Corporation, El Paso Energy Acquisition Co., and the Company.
*27      Financial Data Schedule

(b) Reports on Form 8-K

    None
-------------------------
* Filed herein

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 1999.

                                          CRYSTAL GAS STORAGE, INC.

                                          By:     /s/ J.N. AVERETT, JR.
                                            ------------------------------------
                                                     J.N. Averett, Jr.
                                                   President and Director
                                               (Principal Executive Officer)

                                          By:        /s/ J.A. BALLEW
                                            ------------------------------------
                                                        J. A. Ballew
                                                 Executive Vice President,
                                                  Treasurer and Secretary
                                                 (Chief Financial Officer)

                                          By:      /s/ PAUL E. HOLMES
                                            ------------------------------------
                                                       Paul E. Holmes
                                                 Vice President/Controller
                                               (Principal Accounting Officer)